Form 10-Q
period 1996-05-03
SPORT SUPPLY GROUP INC ET AL
filed 1996-06-21
CIK 872855

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                    _______________________________________
                                   FORM 10-Q
(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended May 3, 1996.

                                       OR

    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to _________.

             Commission File Number 1-10704

                           SPORT SUPPLY GROUP, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                           75-2241783
- ----------------------------------------                 -----------------------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                        Identification No.)

  1901 Diplomat Drive, Farmers Branch, Texas                         75234
- -----------------------------------------------                -----------------
 (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (214) 484-9484
                                Not Applicable
- --------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               ---    ---

    Indicated below is the number of shares outstanding of each class of the registrant's common stock as of June 17, 1996.

 Title of Each Class of Common Stock                   Number Outstanding
- ---------------------------------------          -------------------------------
Common Stock, $0.01 par value                          6,764,834 shares

                         PART I. FINANCIAL INFORMATION


ITEM 1.      FINANCIAL STATEMENTS


                   Index to Consolidated Financial Statements


                                                                        Page
                                                                        ----
Consolidated Balance Sheets                                              3

Consolidated Statements of Operations                                    4

Consolidated Statements of Cash Flows                                    5

Notes to Consolidated Financial Statements                               7

                    SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED


                                                                                       May 3,             October 31,
                                                                                        1996                 1995
                                                                                     ------------         ------------
CURRENT ASSETS :
   Cash                                                                              $    506,696         $    570,467
                                                                                     ------------         ------------
   Accounts receivable --
          Trade, less allowance for doubtful accounts of
          $500,000 in 1996 and $204,000 in 1995                                        11,747,904         $ 12,866,238
          Other                                                                            77,744              571,807
   Income taxes receivable                                                              1,392,866              209,931
   Inventories                                                                         19,577,806           16,630,155
   Other current assets                                                                 3,657,482            3,046,692
   Net current assets of discontinued operations                                        8,815,118           17,018,455
                                                                                     ------------         ------------
          Total current assets                                                         45,775,616           50,913,745
                                                                                     ------------         ------------

DEFERRED CATALOG EXPENSES                                                               3,333,559            1,944,244

PROPERTY, PLANT AND EQUIPMENT :
   Land                                                                                     8,663                8,663
   Buildings                                                                            1,551,723            1,551,723
   Machinery and equipment                                                              6,000,501            5,784,678
   Furniture and fixtures                                                               3,486,753            3,338,119
   Leasehold improvements                                                               2,202,755            2,160,901
                                                                                     ------------         ------------
                                                                                       13,250,395           12,844,084
   Less -- Accumulated depreciation and amortization                                   (6,853,299)          (6,350,550)
                                                                                     ------------         ------------
                                                                                        6,397,096            6,493,534
                                                                                     ------------         ------------
COST IN EXCESS OF TANGIBLE NET ASSETS ACQUIRED,
   less accumulated amortization of $984,000 in 1996 and
   $918,000 in 1995                                                                     3,105,415            3,318,896

TRADEMARKS, less accumulated amortization of $645,000 in
   1996 and $540,000 in 1995                                                            3,654,092            3,759,846

OTHER ASSETS, less accumulated amortization of $1,303,000
   in 1996 and $1,053,000 in 1995                                                         963,917            1,267,023

NET NONCURRENT ASSETS OF DISCONTINUED OPERATIONS                                       18,180,852           17,794,413
                                                                                     ------------         ------------
                                                                                     $ 81,410,547          $85,491,701
                                                                                     ============          ===========
CURRENT LIABILITIES :
   Accounts payable                                                                   $10,777,620           $7,215,666
   Accrued property taxes                                                                 205,429              505,082
   Other accrued liabilities                                                            2,175,525              407,086
   Notes payable and capital lease obligations, current portion                           682,144              555,358
                                                                                     ------------         ------------
                                                                                       13,840,718            8,683,192
                                                                                     ------------         ------------
DEFERRED GAIN                                                                              15,403               50,023
DEFERRED INCOME TAXES                                                                     236,798              263,005
NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS, net of
   current portion                                                                     29,904,499           28,885,516

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
   Preferred stock, par value $0.01, 100,000 shares
          authorized, no shares outstanding in 1996 or 1995
   Common stock, par value $0.01, 20,000,000 shares
          authorized, 7,551,899 and 7,551,337 shares issued in
          1996 and 1995, 6,764,834 and 6,721,673 shares
          outstanding in 1996 and 1995                                                     75,520               75,513
   Paid-in capital                                                                     46,543,192           46,649,095
   Retained earnings (deficit)                                                         (1,461,197)           9,025,140
                                                                                     ------------         ------------
                                                                                       45,157,515           55,749,748
   Treasury stock, at cost, 787,065 shares in 1996
          and 829,664 shares in 1995                                                   (7,744,386)          (8,163,543)
   Unrealized holding period gain                                                          --                   23,760
                                                                                     ------------         ------------
                                                                                       37,413,129           47,609,965
                                                                                     ------------         ------------
                                                                                     $ 81,410,547         $ 85,491,701
                                                                                     ============         ============





   The accompanying notes are an integral part of these financial statements.

                    SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED




                                              For The Three Months Ended          For The Six Months Ended
                                           -------------------------------     --------------------------------
                                           May 3, 1996      April 30, 1995     May 3, 1996       April 30, 1995
                                           ------------     --------------     ------------      --------------

Net revenues                               $25,521,321       $ 18,944,650      $ 38,737,315       $ 32,351,177

Cost of sales                               16,070,395         11,394,668        24,174,165         19,535,199
                                           ------------     --------------     -------------     --------------

     Gross profit                            9,450,926          7,549,982        14,563,150         12,815,978

Selling, general and
     administrative expenses                 7,623,951          5,476,188        13,769,869         10,944,234
                                           ------------     --------------     -------------     --------------

     Operating profit                        1,826,975          2,073,794           793,281          1,871,744

Interest expense                              (313,863)          (291,159)         (771,676)          (542,688)

Other income (expense), net                      7,007              6,613            31,642            (12,539)
                                           ------------     --------------     -------------     --------------

     Earnings from continuing operations
       before provision for income taxes     1,520,119          1,789,248            53,247          1,316,517

Provision for income taxes                     553,316            668,347            19,224            509,876
                                           ------------     --------------     -------------     --------------

     Earnings from continuing

       operations                              966,803          1,120,901            34,023            806,641
                                           ------------     --------------     -------------     --------------

Discontinued operations:


     Earnings (loss) from operations, net   (1,930,908)           336,301        (2,082,143)            695,375
     Loss on disposal, net                  (8,438,217)                 -        (8,438,217)                  -
                                           ------------     --------------     -------------      --------------
     Earnings (loss) from discontinued
       operations                          (10,369,125)           336,301       (10,520,360)            695,375
                                           ------------     --------------     -------------      --------------
Net earnings (loss)                        $(9,402,322)        $1,457,202      $(10,486,337)      $   1,502,016
                                           ============     ==============     =============      ==============
Earnings (loss) per common and
   common equivalent share:

     Continuing operations                       $0.14      $        0.16      $       0.00       $        0.12
     Discontinued operations                     (1.53)              0.05             (1.56)               0.10
                                           ------------     --------------     -------------      --------------

     Net earnings (loss)                       $ (1.39)     $        0.21      $      (1.56)      $        0.22
                                           ============     ==============     =============      ==============
Weighted average number of
   common and common
   equivalent shares outstanding             6,748,769          6,934,483         6,742,721           6,881,742
                                           ============     ==============     =============      ==============

Dividends declared per common share        $         -      $        0.03      $          -       $        0.06
                                           ============     ==============     =============      ==============





   The accompanying notes are an integral part of these financial statements.

                    SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                                 For The Six Months Ended
                                                                           ------------------------------------
                                                                            May 3, 1996          April 30, 1995
                                                                           -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES :
     Net earnings (loss)                                                   $ (10,486,337)         $   1,502,016
     Adjustments to reconcile net earnings (loss)
          to net cash used in operating activities --
          Loss on disposal of discontinued operations                          8,438,217                    --
          Depreciation and amortization                                          854,021                534,125
          Provision for allowances for accounts
               receivable                                                        416,700                  1,777
          Changes in assets and liabilities --
              (Increase) decrease in receivables                                  12,762               (335,141)
              Increase in inventories                                         (2,947,651)              (871,341)
              (Increase) decrease in deferred catalogs and
                   other current assets                                       (2,000,105)               597,409
              Increase in payables                                             3,561,954                 81,360
              Increase in accrued liabilities                                  1,670,436                135,745
              (Increase) decrease in other assets                                253,601             (1,620,014)
          Other                                                                  (48,587)                (6,025)
          Discontinued operations - noncash charges and
                   working capital changes                                     1,779,339             (1,929,445)
     Total adjustments                                                        11,990,687             (3,411,550)
                                                                           -------------          -------------

     Net cash (used in) provided by operating activities                       1,504,350             (1,909,534)
                                                                           -------------          -------------

CASH FLOWS FROM INVESTING ACTIVITIES :
     Acquisitions of property, plant & equipment                                (424,843)            (1,653,552)
     Investing activities of discontinued operations                            (516,400)              (416,236)
                                                                           -------------          -------------

     Net cash used in investing activities                                      (941,243)            (2,069,788)
                                                                           -------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES :
     Proceeds from issuances of notes payable                                  2,818,946              6,060,464
     Payments of notes payable and capital lease
          obligations                                                         (1,673,177)            (2,193,317)
     Proceeds from common stock issuances                                          3,878                 22,984
     Dividends paid to stockholders                                             (201,650)              (407,033)
     Financing activities of discontinued operations                          (1,574,875)                   --
                                                                            ------------          -------------

     Net cash (used in) provided by financing activities                        (626,878)             3,483,098
                                                                           -------------          -------------
Net change in cash                                                               (63,771)              (496,224)

Cash, beginning of period                                                        570,467                908,213
                                                                           -------------          -------------

Cash, end of period                                                        $     506,696          $     411,989
                                                                           =============          =============





   The accompanying notes are an integral part of these financial statements.

                    SPORT SUPPLY GROUP, INC. AND SUBSIDIARY

                                   UNAUDITED

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :


                                                                                 For The Six Months Ended

                                                                                May 3, 1996      April 30, 1995
                                                                              --------------     --------------
Cash paid during the period for interest                                      $      721,967     $      693,925
                                                                              ==============     ==============

Cash paid during the period for income taxes                                  $      106,000     $      765,550
                                                                              ==============     ==============


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES :

During November 1994, the Company reissued
     105,769 shares of its common stock
     previously held in treasury in connection
     with an Exchange Agreement with Aurora                                   $         --       $ 1,375,000
                                                                              ==============     =============

During April 1996, the Company reissued 42,599
     shares of its common stock previously
     held in treasury in connection with
     an acquisition completed in 1994                                         $      309,383     $      --
                                                                              ==============     =============





   The accompanying notes are an integral part of these financial statements.

                    SPORT SUPPLY GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation

    These consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of Sport Supply Group, Inc.'s (the "Company" or "SSG") consolidated financial position as of May 3, 1996 and the results of its operations for the three and six month periods ended May 3, 1996 and April 30, 1995. In 1995, the Company changed its financial reporting year-end from December 31 to October
31. The Company is currently operating on a 52/53 week year ending on the Friday closest to October 31. Consequently, results of operations presented for the three and six month periods ended April 30, 1995 represent periods that are different than those historically reported by the Company. Any differences in the number of days included in the twenty-six week period ended May 3, 1996 as compared to the six month period ended April 30, 1995 are not significant. Operating results for the interim period ending May 3, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1996.

    The consolidated financial statements include the accounts of SSG and its wholly-owned subsidiary, Sport Supply Group International Holdings, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

    During May 1996, the Company sold substantially all of the assets (other than cash and accounts receivable) of its Gold Eagle Professional Golf Products Division (the "Gold Eagle Division"). Subsequent to the sale of the Gold Eagle Division, the Company adopted a formal plan to dispose of its remaining retail segment operations (which previously included the Gold Eagle Division) through a rights offering. As a result, the Company's retail segment is being reported as a discontinued operation in the accompanying consolidated financial statements. Accordingly, certain prior year amounts have been restated to conform to the current presentation.

Note 1 - Inventories

    Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for items manufactured by the Company and weighted-average cost for items purchased for resale. As of May 3, 1996 and October 31, 1995, inventories (excluding inventories related to discontinued operations) consisted of the following:

                                                                    May 3,                    October 31,
                                                                    1996                         1995
                                                                 -----------                  -----------
                Raw Materials.....................               $ 2,829,614                  $ 2,455,453
                Work-in-progress..................                   269,854                      103,691
                Finished and purchased goods......                16,478,338                   14,071,011
                                                                 -----------                  -----------
                                                                 $19,577,806                  $16,630,155
                                                                 ===========                  ===========

Note 2 - Stockholders' Equity

    The Company maintains a stock option plan that provides up to 1,325,000 shares of common stock for awards of incentive and non-qualified stock options to directors and employees of the Company. Under the stock option plan, the exercise price of options will not be less than the fair market value of the common stock at the date of grant or not less than 110% of fair market value for incentive stock options granted to certain employees, as more fully described in the Stock Option Plan. Options expire 10 years from the grant date, or 5 years from the grant date for incentive stock options granted to certain employees, or such earlier date as determined by the Board of Directors of the Company.

    During the six months ended May 3, 1996, the Company granted a total of 11,125 options under the stock option plan. During this same six month period, certain employees exercised 562 options at an exercise price of $6.90 per share, resulting in proceeds of approximately $3,878 to the Company. The following table summarizes transactions under the plan for the six months ended May 3, 1996 and April 30, 1995:

                                                                           Six Months Ended
                                                                           ----------------
                                                                May 3, 1996                April 30, 1995
                                                              --------------               --------------
            Options outstanding- beginning of                     811,772                     603,546
            period
            Options granted                                        11,125                     237,150

            Options exercised                                      (562)                      (2,875)
            Options forfeited                                     (33,250)                       --
                                                              --------------               --------------
            Options outstanding - end of period                   789,085                     837,821
                                                              ==============               ==============
            Range of exercise prices                          $4.80 - $14.25               $4.80 - $13.38
                                                              ==============               ==============


As of May 3, 1996 there were 755,005 non-qualified options outstanding which were issued outside the plan. Such options have exercise prices ranging from $10.00 to $15.00 per share.

Note 3 - Notes Payable and Capital Lease Obligations

    As of May 3, 1996 and October 31, 1995, notes payable and capital lease obligations consisted of the following:

                                                                        May 3,                   October 31,
                                                                        1996                         1995
                                                                     -----------                 -----------
 Note payable under revolving line of credit,
     interest at prime plus  3/4% (7.688% at
     May 3, 1996) or LIBOR plus 2.0% (7.438% at
     May 3, 1996), due October 1, 1998,
     collateralized by substantially all assets                       27,093,556                  26,742,760

 Term loan, interest at LIBOR plus 2-1/4% (7.688% at  May
     3, 1996), payable in quarterly installments plus accrued
     interest of $125,000 with balance due October 1, 1998,
     collateralized by substantially all assets                        2,375,000                   2,250,000

 Term loan, interest at LIBOR plus 2-3/4% (8.188% at  May
     3, 1996), payable in monthly installments  of $11,420
     beginning July 1, 1996 with balance due October 1, 1998,
     collateralized by substantially all assets
                                                                         685,228                          --

 Capital lease obligation, interest at 7.4%, payable
     in monthly installments of principal and
     interest totaling $3,159 through December 1998                       91,517                     106,772


 Capital lease obligation, interest at 9%, payable
     in annual installments of principal and
     interest totaling $55,000 through August 2005                       341,342                     341,342
                                                                     -----------                 -----------

          Total                                                       30,586,643                  29,440,874
          Less - current portion                                        (682,144)                   (555,358)
                                                                     -----------                 -----------
          Long-term debt and capital lease obligations, net          $29,904,499                 $28,885,516
                                                                     ===========                 ===========

    Effective December 20, 1995, the senior credit facility was increased from a maximum of $40,000,000 to $50,000,000 and the term extended to October 1, 1998. This increase provides for additional loans to be made to SSG for the cost of certain capital expenditures (up to a maximum of $1,000,000, of which $685,228 has been borrowed as of May 3, 1996), the cost of acquiring outstanding shares of SSG common stock (up to a maximum of $2,500,000), if any, and the costs associated with future acquisitions (up to a maximum of $6,500,000), if consummated. In order for additional loans to be made, the Company is required to comply with the covenants contained in the loan agreement, as amended, and to obtain the written approval of the senior and participating lenders under certain circumstances.

    The loan agreement contains financial and net worth covenants in addition to limits on capital expenditures. At May 3, 1996, SSG was not in compliance with certain of its financial covenants and has obtained waivers from its senior lenders related to these defaults as of May 3, 1996. In addition, the Company obtained an agreement from its senior lender to amend certain covenants as a result of the discontinuation of the retail segment. In consideration for the waivers and amendments, the Company agreed to an increase in the interest rate of 50 basis points for borrowings under the revolving credit facility and 25 basis points for borrowings under the term loan. Amounts outstanding under the senior credit facility are collateralized by substantially all assets of the Company. The Company currently has the option of electing that its borrowings under the senior credit facility bear interest at the prevailing LIBOR rate plus 2.5% for the revolving line of credit, 2.5% for the term loan and 2.75% for the additional loans (if any) or the lender's prime rate plus 1.25% for the revolving line of credit, 1.25% for the term loan and 1.25% for the additional loans (if any). Historically, the Company has elected the lower of the interest rates available under the facility.

    As of May 3, 1996, SSG had borrowings of approximately $27,094,000 outstanding under the revolving line of credit and $3,060,000 under the term loans, approximately $1,418,000 of letters of credit outstanding for foreign purchases of inventory, and approximately $1,069,000 of standby letters of credit outstanding, thereby leaving additional availability of approximately $2,042,000 based upon the Company's borrowing base at such time.

Note 4 - Net Earnings Per Common Share

    Net earnings per common share is based upon the weighted average number of common and common equivalent shares outstanding during the six month periods ended May 3, 1996 and April 30, 1995. Outstanding stock options and common stock purchase warrants are considered common stock equivalents when dilution results from their assumed exercise.

Note 5 - Acquisitions

    During 1994, the Company acquired certain assets of X-Outs, Inc. (f/k/a International Golf, Inc.) for cash, the assumption of certain liabilities and 126,235 shares of SSG common stock. The purchase agreement included provisions that required the Company to pay additional consideration in the event the gross proceeds (as defined in the purchase agreement) derived by the sellers from the sale of the SSG common stock were less than a guaranteed amount. During April 1996, SSG issued 42,599 shares of its treasury stock pursuant to this guaranty.

Note 6 - Discontinued Operations

    On May 20, 1996, SSG disposed of substantially all of the assets (other than cash and accounts receivable) of the Gold Eagle Division to Morris Rosenbloom & Co., Inc., a privately-held corporation. Pursuant to the Asset Purchase Agreement, the total consideration paid to SSG was $5,078,190 in cash and $313,114 in cash payable within five days after termination of a Transition Agreement. The sale of the Gold Eagle Division resulted in a pretax loss of approximately $750,000 which is included in the loss on disposal of discontinued operations in the accompanying consolidated statements of operations.

    Subsequent to the sale of the Gold Eagle Division, the Company adopted a formal plan to dispose of the remaining operations of the Company's retail segment (which previously included the Gold Eagle Division) through a rights offering and therefore has classified these operations as discontinued. The following represents net assets of discontinued operations as of May 3, 1996 and October 31, 1995 and the results of operations for the three and six month periods ended May 3, 1996 and April 30, 1995:

                                                                       May 3,                      October 31,
                                                                        1996                          1995
                                                                ----------------------------------------------------
 Current assets                                                       $20,363,834                   $21,672,773
 Current liabilities                                                 (11,548,716)                   (4,654,318)
                                                                ----------------------------------------------------
               Net current assets                                     $ 8,815,118                   $17,018,455
                                                                ====================================================
 Noncurrent assets                                                    $18,180,852                   $17,794,413
 Noncurrent liabilities                                                       --                            --
                                                                ====================================================
               Net noncurrent assets                                  $18,180,852                   $17,794,413
                                                                ====================================================


                                                                For the Three Months Ended      For the Six Months Ended
                                                               May 3, 1996   April 30, 1995   May 3, 1996   April 30, 1995
                                                              -------------------------------------------------------------
 Net revenues                                                  $ 6,251,531     $ 6,782,228    $11,021,779     $12,416,665
 Earnings (loss) before income taxes                           (2,991,240)         504,358    (3,232,498)       1,035,747
 Provision (benefit) for income taxes                          (1,060,332)         168,057    (1,150,355)         340,372
 Loss from operations, net of income taxes                     (1,930,908)         336,301    (2,082,143)         695,375
 Loss on disposal, net of income taxes                         (8,438,217)            --      (8,438,217)            --

    The net loss from operations for the three and six month periods ended May 3, 1996 includes interest expense of approximately $308,000 and $516,000, respectively, related to borrowings under the Company's senior credit facility. Interest expense charged to discontinued operations is based upon the amount of borrowings that management estimates will be repaid from the proceeds of the disposal of the Company's retail segment operations. For the three and six months ended April 30, 1995, interest expense charged to discontinued operations totaled approximately $125,000 and $233,000, respectively.

    The net loss on disposal includes a charge of approximately $9.3 million ($5.9 million after estimated income tax benefit) to record the net assets at estimated realizable value and a charge of approximately $3.9 million ($2.5 million after estimated tax benefit) for anticipated operating losses during the estimated twelve month disposal period, including interest expense. The net loss on disposal is based upon current estimates made by management. There can be no assurances that such estimates will not be materially different from actual amounts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

    The Company's consolidated working capital decreased approximately $10.3 million during the six months ended May 3, 1996, from $42.2 million at October 31, 1995 to $31.9 million at May 3, 1996. The decrease in working capital is primarily a result of: (i) the after-tax charge of approximately $8.4 million relating to the estimated loss on disposal of the Company's retail segment operations; and (ii) an increase of approximately $3.6 million in trade payables relating primarily to the seasonality of the Company's business. These decreases in working capital were partially offset by a $2.9 million increase in inventories of youth sports and team dealer products.

    As of May 3, 1996, the Company had total borrowings under its senior credit facility of approximately $30.2 million, outstanding letters of credit for foreign purchases of inventory of approximately $1.4 million, outstanding standby letters of credit of approximately $1.1 million, and availability of approximately $2.0 million based upon the Company's borrowing base at such time. SSG's cash requirements have typically been highest from January through June. This trend continued in fiscal 1996 as evidenced by the $1.2 million increase in borrowings under the senior credit facility since October 31, 1995, primarily due to cash payments made for the Nitro acquisition and the increase in inventories of youth sports and team dealer products. Subsequent to May 3, 1996, the Company repaid approximately $5.0 million of borrowings under the revolving line of credit from the proceeds of the sale of the Gold Eagle Division.

    On February 2, 1996 and March 12, 1996, the Company's senior lender amended certain provisions of the senior credit facility and granted short-term overadvances to the Company to better facilitate the Company's seasonal cash needs without increasing the total credit facility. The amendments to the senior credit facility were required in order to meet projected short-term liquidity requirements and to support the continued expansion of the Company's revenue base. As required by the amendments, the short-term overadvances were repaid from the proceeds of the sale of the Gold Eagle Division on May 20, 1996.

    As discussed in Note 3 to the consolidated financial statements, the Company's senior credit facility was amended in December 1995 and provides for additional loans to be made to SSG for certain capital expenditures (up to a maximum of $1,000,000, of which $685,228 has been borrowed as of May 3, 1996), for the acquisition of outstanding shares of SSG common stock (up to a maximum of $2,500,000), if any, and for the costs of future acquisitions (up to a maximum of $6,500,000), if consummated. In order for these additional loans to be made, the Company is required to comply with the covenants contained in the loan agreement, as amended, and to obtain the written approval of the senior and participating lenders under certain circumstances. At May 3, 1996, SSG was not in compliance with certain of its financial covenants and has obtained waivers from its senior lenders related to these defaults as of May 3, 1996. In addition, the Company is negotiating with its senior lender to amend certain covenants as a result of the discontinuation of the retail segment. Although the senior lender has provided the Company with a commitment to amend such covenants, the parameters of the covenants have not yet been agreed upon. Although the Company anticipates mutually acceptable covenants with the lender, no assurance can be given. In consideration for the waivers and the senior lender's agreement to make the amendments requested by the Company, the Company agreed to an increase in the interest rate of 50 basis points for borrowings under the revolving credit facility and 25 basis points for borrowings under the term loan.

    The Company believes that it will be able to satisfy its short-term liquidity needs from borrowings under its senior credit facility, cash flows from operations, and estimated proceeds from the disposal of its remaining retail segment operations, if consummated. In the event the Company continues to expand its revenue base, is unable to effect its plan of disposal for its remaining retail segment operations or the proceeds generated from such disposal are less than anticipated, the Company will be required to seek further amendments to its credit facility to provide additional borrowing capability and/or arrange additional debt financing in order to support its short-term and long-term liquidity requirements.

    During November 1995 the Company approved the repurchase of up to 1,000,000 shares of its issued and outstanding common stock in the open market and/or through privately negotiated transactions, subject to certain conditions. No shares have been repurchased to date. Any material repurchase of shares will require bank financing and/or debt issued by the Company in exchange for the shares.

RESULTS OF OPERATIONS

Subsequent to May 3, 1996, the Company sold substantially all of the assets of its Gold Eagle Professional Golf Products Division (the "Gold Eagle Division") and the Company approved a formal plan to dispose of its remaining retail segment operations through a rights offering. As a result, the accompanying consolidated financial statements present SSG's retail segment as a discontinued operation. Due to the changes in the Company's fiscal year-end from December 31 to October 31, operating results for the three and six months ended April 30, 1995 are different from those historically reported by the Company. The following discussion, unless otherwise indicated, relates to the Company's continuing operations only.

Net Revenues. Net revenues increased approximately $6.6 million (34.7%) and $6.4 million (19.7%) for the three and six month periods ended May 3, 1996 as compared to the same periods of 1995. This increase in net revenues reflects increased sales in substantially all operating divisions.

Gross Profit. Gross profit increased approximately $1.9 million (25.2%) and $1.7 million (13.6%) for the three and six month periods ended May 3, 1996 as compared to the same periods of 1995. As a percentage of net revenues, gross profit decreased from 39.9% to 37.0% and from 39.6% to 37.6% for the three and six month periods ended May 3, 1996 as compared to the same periods of 1995. The dollar increase in gross profit reflects the continued acceleration of SSG's net revenues as discussed above. The decreases in gross profit as a percentage of net revenues were attributable to, among other factors, an increase in sales related to youth sports leagues and local sporting goods team dealers, as such sales have historically had lower margins than other sales within SSG's institutional business. During the first six months of fiscal 1996, the Company intensified its marketing efforts relating to youth sports leagues with new product offerings and aggressive pricing strategies designed to increase its market penetration. As a result of these efforts, revenues associated with youth sports league customers increased as a percentage of total revenues which attributed to the decrease in gross profit as a percentage of net revenues. In the event that revenues related to youth sports leagues continue to represent a larger percentage of total revenues, the Company will continue to experience a decrease in gross profit as a percentage of net revenues in future periods.

Selling, General and Administrative Expenses. Operating expenses increased approximately $2.1 million (39.2%) and $2.8 million (25.8%) for the three and six month periods ended May 3, 1996 as compared to the same periods of 1995. As a percentage of net revenues, operating expenses increased from 28.9% to 29.9% and from 33.8% to 35.6% for the three and six month periods ended May 3, 1996 as compared to the same periods of 1995. The dollar increase in operating expenses as well as the increase in operating expenses as a percentage of net revenues was primarily a result of the following:

(i) An increase in expenses relating to the Company's primary distribution facility for the three and six month periods ended May 3, 1996 as compared to the same periods of fiscal 1995. This facility was opened during April 1995 and therefore was not operational for the entire three and six month periods of fiscal 1995. Such expenses include labor, rent and depreciation. This unfavorable trend is expected to diminish in future periods as prior year results of operations will include costs associated with this facility.

(ii) An increase in the provision for receivables relating primarily the SSG's youth league customers based upon on-going credit evaluations. Should SSG's youth league division revenues continue to represent a larger percentage of total revenues, the Company may experience an increase in concentration of credit risk within this market. Management will continue to perform on-going credit evaluations and provide provisions for estimated losses.

(iii) An increase in advertising expenses due to the expansion of the Company's marketing efforts, primarily expenses relating to catalogs mailed to customers and additional advertising relating to the youth league division. Although management is not aware of any pending increases in paper costs or postal rates, any such increases could negatively impact future operating results.

(iv) An increase in freight costs associated with the increase in net revenues. As a percentage of net revenues, freight costs (net of freight costs billed to customers) increased for the three and six month periods ended May 3, 1996 as compared to the prior year. This increase was due primarily to revenues associated with youth sports leagues. As a result of the Company's pricing strategy with respect to youth sports leagues discussed above, freight costs billed to customers were lower than SSG's historical institutional business.

(v)   An increase in payroll costs associated with an increase in employees.

(vi) Expenses relating to the Company's participation in the 1996 Olympic summer games. These expenses include royalties, travel, and miscellaneous advertisements incurred during fiscal 1996 which are expected to be partially offset by the sale of products used in the Olympic games. Management believes these costs will continue through the fourth quarter of fiscal year 1996.

Operating Profit. Operating profit for the three and six month periods ended May 3, 1996 decreased approximately $247,000 (11.9%) and $1.1 million (57.6%) as compared to the same periods of 1995, which reflects the impact of the increase in operating costs as discussed above and the decrease in gross profit percentages related to increased sales in the youth league division.

Interest Expense. Interest expense, net of amounts charged to discontinued operations, increased approximately $23,000 (7.8%) and 229,000 (42.2%) for the three and six month periods ended May 3, 1996 as compared to the same periods of 1995. The increase in interest expense for the six months ended May 3, 1996 resulted from higher average borrowing levels associated with the Company's senior credit facility as well as the overall interest rate increases. See
Item 2 "Liquidity and Capital Resources" for a discussion of the higher average borrowing levels associated with the Company's senior credit facility.

Provision for Income Taxes. The provision for income taxes decreased approximately $115,000 and $552,000 for the three and six month periods ended May 3, 1996 as compared to the same period of 1995. The Company's effective tax rate decreased from 37.4% to 36.4% and from 38.7% to 36.0% for the three and six month periods ended May 3, 1996 as compared to the same periods of 1995. This decrease in the effective tax rate reflects the decrease in pretax earnings.

Earnings from Continuing Operations. Net earnings decreased approximately $115,000 and $491,000 for the three and six month periods ended May 3, 1996 as compared to the same periods of 1995. Net earnings per share from continuing operations decreased from $0.16 to $0.14 and from $0.12 to $0.00 for the three and six month periods ended May 3, 1996 as compared to the same periods of 1995. The three and six month periods ended May 3, 1996 include a decrease of approximately 2.7% in weighted average shares outstanding.

"SAFE HARBOR " STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Future trends for revenues and profitability remain difficult to predict. The Company continues to face many risks and uncertainties, including: general and specific market economic conditions, competitive factors, United States Government sales, risk of nonpayment of accounts receivable, and foreign supplier related issues.

The general economic condition in the U.S. could affect pricing on raw materials such as metals and other commodities used in the manufacturing of certain products. The Company believes it will be able to pass any significant price increases on to its customers; however, any price increases could have an adverse effect on revenues and costs.

Approximately 9% of the Company's institutional sales are made to the U.S. Government, a majority of which are military installations. Anticipated reductions in U.S. Government spending could lessen funds available to various government customers for sports related equipment, which could adversely affect the Company's results of operations.

While the institutional portion of the Company continues to grow, the Company may elect for strategic purposes to accept lower margins in order to gain incremental market share in certain target market segments.

Management continues to closely monitor orders and the creditworthiness of its customers. The Company has not experienced abnormal increases in losses associated with accounts receivable; however, credit risks associated with the youth league division are considered by the Company to be greater than any other division. The Company has made allowances for the amount it believes to be adequate to properly reflect the risk to accounts receivable; however, unforeseen market conditions may compel the Company to increase the allowances.

The sports related equipment market in which the Company participates is highly competitive. SSG competes principally in the institutional market with local sporting goods dealers, as well as other direct mail companies. While large sporting goods companies dominate the market of sporting goods in the United States, the Company does not compete with such companies.

The Company derives a significant portion of its revenues from sales of products purchased directly from foreign suppliers located primarily in the Far East. In addition, the Company believes many of the products it purchases from domestic suppliers are produced by foreign manufacturers. The Company is subject to risks of doing business abroad, including delays in shipments, adverse fluctuations in currency exchange rates, increases in import duties, decreases in quotas, changes in custom regulations and political turmoil. The occurrence of any one or more of the foregoing could adversely affect the Company's operations.

Sport Supply Group believes it has the product offerings and competitive resources for continued success, but revenues, costs, margin, product mix, and profits are all influenced by a number of factors, which are inherently uncertain and therefore difficult to predict.

PART II.  OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

    The Company from time to time becomes involved in various claims and lawsuits incident to its business (primarily relating to product liability issues). In the opinion of management of SSG, any ultimate liability arising out of currently pending claims and lawsuits should not have a material effect on the financial condition or the results of operations of SSG.

ITEM 2.      CHANGES IN SECURITIES

    (a)      Not applicable.

    (b)      Not applicable.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

    (a)      Not applicable.

    (b)      Not applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             Not applicable.

ITEM 5.      OTHER INFORMATION

    In November 1995, the Company received a notice from the United States Securities and Exchange Commission (the "SEC") that the SEC is conducting a non-public, informal inquiry concerning, among other things, trading in the Company's securities and certain accounting issues raised by the Company's October 24, 1995 press release. The Company is providing the SEC with its full cooperation.

ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

                                             Item
                                             ----
(a)(1)       Exhibit 3.1   --      Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8
                                   (Registration No. 33-80028)).

(a)(2)       Exhibit 3.1.1 --      Certificate of Amendment of Amended and Restated Certificate of Incorporation to the
                                   Company (incorporated by reference from Exhibit 4.1 to the Company's Registration
                                   Statement on Form S-8 (Registration No. 33-80028)).

(a)(3)       Exhibit 3.2   --      Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Company's Report on Form 10-Q for the quarter ended September 30, 1995).

(a)(4)       Exhibit 4.1   --      Specimen of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the
                                   Company's Registration Statement on Form S-1 (Registration No. 33-39218)).

(a)(5)       Exhibit 4.2   --      Warrant Agreement entered into between the Company and Warrant Agent, including form of
                                   Warrant, relating to the purchase of up to 1,300,000 shares of the Company's common stock for $25.00 per share, which expires on December 15, 1998 (incorporated by reference from
                                   Exhibit 4.2 to the Company's Registration Statement on Form S-3 (Registration No. 33-
                                   71574)).

(a)(6)       Exhibit 10    --      Amended and Restated Loan and Security Agreement between the Company and LaSalle Business
                                   Credit, Inc. dated as of March 23, 1995 (incorporated by reference from Exhibit 10.20 to the Company's Report on Form 10-K for the fiscal year ended October 31, 1995).

(a)(7)       Exhibit 10.1  --      Amendment No. 1 to Amended and Restated Loan and Security Agreement between the
                                   Company and LaSalle Business Credit, Inc. (incorporated by reference from Exhibit
                                   10.20.1 to the Company's Report on Form 10-K for the fiscal year ended October 31,
                                   1995).

(a)(8)       Exhibit 10.2  --      Amendment No. 2 to Amended and Restated Loan and Security Agreement between the
                                   Company and LaSalle Business Credit, Inc. (incorporated by reference from Exhibit
                                   10 of the Company's Report on Form 10-Q for the quarter ended February 2, 1996).


 (a)(9)      Exhibit 11    --      Earnings per Common and Common Equivalent Share.

(a)(10)      Exhibit 27    --      Financial Data Schedule

(a)(11)      Exhibit 99    --      Press Release disseminated on June 18, 1996

 (b) A Report on Form 8-K was filed on June 4, 1996 to report the disposal of the Company's Gold Eagle Division and report the press release concerning (i) the sale of the Gold Eagle Division; (ii) the resignations of the Company's Chief Executive Officer and Chief Financial Officer; and (iii) a preliminary assessment of the Company's results of operations for the quarterly period ended May 3, 1996. A Report on Form 8-K was filed on March 25, 1996 to report the press release concerning (i) the Company's results of operations for the quarterly period ended February 2, 1996; (ii) dismissal of a shareholder lawsuit; and (iii) a possible rights offering related to the Nitro Express Division.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SPORT SUPPLY GROUP, INC.


June 21, 1996                                By:   /s/ James R. Crawford
                                                   -----------------------------
                                                   James R. Crawford,
                                                   Principal Financial and
                                                   Accounting Officer

                               INDEX TO EXHIBITS


ITEM                                                                             PAGE
- ----                                                                             ----
Exhibit 11      --     Earnings per Common and Common Equivalent Share            19

Exhibit 27      --     Financial Data Schedule                                    20

Exhibit 99.1    --     Press Release disseminated on June 18, 1996                21