Form 10-Q
period 1996-08-02
SPORT SUPPLY GROUP INC ET AL
filed 1996-09-20
CIK 872855

                    SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                         ---------------------------
                                   FORM 10-Q
(MARK ONE)

       [x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended August 2, 1996.
                                       OR
       [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from __________ to _________.

               Commission File Number 1-10704
                                      -------

                           SPORT SUPPLY GROUP, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              Delaware                                      75-2241783
- ------------------------------------                    -------------------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)

 1901 Diplomat Drive, Farmers Branch, Texas                     75234
- -------------------------------------------                   ----------
 (Address of principal executive offices)                     (Zip Code)



Registrant's telephone number, including area code:  (972) 484-9484

                                Not Applicable
- --------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X        No
                                               --------       -------


         Indicated below is the number of shares outstanding of each class of the registrant's common stock as of September 10, 1996.



 Title of Each Class of Common Stock                      Number Outstanding
- --------------------------------------                 ------------------------
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

                    SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED

                                                                         August 2,      October 31,
                                                                            1996            1995
                                                                       -------------   --------------
CURRENT ASSETS :
        Cash                                                           $    119,129    $    570,467
        Accounts receivable --
               Trade, less allowance for doubtful accounts of
                   $500,000 in 1996 and $204,000 in 1995                 12,990,659      12,866,238
               Other                                                        180,834         571,807
        Income taxes receivable                                           1,554,455         209,931
        Inventories                                                      18,734,605      16,630,155
        Other current assets                                              3,548,564       3,046,692
        Net current assets of discontinued operations                     3,184,970      17,882,043
                                                                       ------------    ------------
               Total current assets                                      40,313,216      51,777,333
                                                                       ------------    ------------

DEFERRED CATALOG EXPENSES                                                 2,604,755       1,944,244

PROPERTY, PLANT AND EQUIPMENT :
        Land                                                                  8,663           8,663
        Buildings                                                         1,551,723       1,551,723
        Machinery and equipment                                           6,048,567       5,784,678
        Furniture and fixtures                                            3,526,356       3,338,119
        Leasehold improvements                                            2,219,048       2,160,901
                                                                       ------------    ------------
                                                                         13,354,357      12,844,084
        Less -- Accumulated depreciation and amortization                (7,150,481)     (6,350,550)
                                                                       ------------    ------------
                                                                          6,203,876       6,493,534
                                                                       ------------    ------------

COST IN EXCESS OF TANGIBLE NET ASSETS ACQUIRED,
        less accumulated amortization of $1,010,000 in 1996 and
        $918,000 in 1995                                                  3,079,598       3,318,896

TRADEMARKS, less accumulated amortization of $698,000 in
        1996 and $540,000 in 1995                                         3,601,057       3,759,846

OTHER ASSETS, less accumulated amortization of $1,367,000
        in 1996 and $1,053,000 in 1995                                    1,029,949       1,267,023

NET NONCURRENT ASSETS OF DISCONTINUED OPERATIONS                         16,712,423      17,794,413
                                                                       ------------    ------------
                                                                       $ 73,544,874    $ 86,355,289
                                                                       ============    ============

CURRENT LIABILITIES :
        Accounts payable                                               $  9,433,249    $  7,215,666
        Accrued property taxes                                              358,707         505,082
        Other accrued liabilities                                         1,235,856       1,270,674
        Notes payable and capital lease obligations, current portion     27,778,343         555,358
                                                                       ------------    ------------
                                                                         38,806,155       9,546,780
                                                                       ------------    ------------

DEFERRED GAIN                                                                36,149          50,023
DEFERRED INCOME TAXES                                                       236,798         263,005
NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS, net of
        current portion                                                     341,439      28,885,516

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
        Preferred stock, par value $0.01, 100,000 shares
               authorized, no shares outstanding in 1996 or 1995
        Common stock, par value $0.01, 20,000,000 shares
               authorized, 7,551,899 and 7,551,337 shares issued in
               1996 and 1995, 6,764,834 and 6,721,673 shares
               outstanding in 1996 and 1995                                  75,520          75,513
        Paid-in capital                                                  46,543,192      46,649,095
        Retained earnings (deficit)                                      (4,749,993)      9,025,140
                                                                       ------------    ------------
                                                                         41,868,719      55,749,748

        Treasury stock, at cost, 787,065 shares in 1996
               and 829,664 shares in 1995                                (7,744,386)     (8,163,543)
        Unrealized holding period gain                                         --            23,760
                                                                       ------------    ------------
                                                                         34,124,333      47,609,965
                                                                       ------------    ------------
                                                                       $ 73,544,874    $ 86,355,289
                                                                       ============    ============


   The accompanying notes are an integral part of these financial statements.

                    SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED



                                               For The Three Months Ended          For The Nine Months Ended
                                           ----------------------------------   ----------------------------------
                                            August 2, 1996    July 31, 1995       August 2, 1996   July 31, 1995
                                           ----------------------------------   ----------------------------------
Net revenues                                $ 21,919,829        $ 20,644,470     $ 60,657,144        $ 52,995,647

Cost of sales                                 13,567,404          12,780,895       37,741,569          32,316,094
                                            ------------        ------------     ------------        ------------

     Gross profit                              8,352,425           7,863,575       22,915,575          20,679,553

Selling, general and
   administrative expenses                     7,371,792           6,013,154       21,141,661          16,957,388
                                            ------------        ------------     ------------        ------------

     Operating profit                            980,633           1,850,421        1,773,914           3,722,165

Interest expense                                (290,381)           (351,381)      (1,062,057)           (894,069)

Other income (expense), net                        2,916               4,079           34,558              (8,460)
                                            ------------        ------------     ------------        ------------

     Earnings from continuing operations
       before provision for income taxes         693,168           1,503,119          746,415           2,819,636

Provision for income taxes                       249,484             555,154          268,708           1,065,030
                                            ------------        ------------     ------------        ------------

     Earnings from continuing
       operations                                443,684             947,965          477,707           1,754,606
                                            ------------        ------------     ------------        ------------

Discontinued operations:

     Earnings (loss) from operations, net           --               684,167       (2,082,143)          1,379,542
     Loss on disposal, net                    (3,288,796)               --        (12,170,697)               --
                                            ------------        ------------     ------------        ------------
     Earnings (loss) from discontinued
       operations                             (3,732,480)            684,167      (14,252,840)          1,379,542
                                            ------------        ------------     ------------        ------------
Net earnings (loss)                         $ (3,288,796)       $  1,632,132     $(13,775,133)       $  3,134,148
                                            ============        ============     ============        ============

Earnings (loss) per common and
   common equivalent share:

     Continuing operations                  $       0.06        $       0.13     $       0.07        $       0.25
     Discontinued operations                       (0.55)               0.10            (2.10)               0.20
                                            ------------        ------------     ------------        ------------

     Net earnings (loss)                    $      (0.49)       $       0.23     $      (2.03)       $       0.45
                                            ============        ============     ============        ============

Weighted average number of
   common and common
   equivalent shares outstanding               6,776,802           7,023,262        6,772,416           6,928,915
                                            ============        ============     ============        ============

Dividends declared per common share         $       --          $       0.03     $       --          $       0.09
                                            ============        ============     ============        ============





   The accompanying notes are an integral part of these financial statements.

                    SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED


                                                                                 For The Nine Months Ended
                                                                         ------------------------------------------

                                                                           August 2, 1996          July 31, 1995
                                                                         -------------------     ------------------

CASH FLOWS FROM OPERATING ACTIVITIES :
      Net earnings (loss)                                                 $(13,775,133)                $  3,134,148
      Adjustments to reconcile net earnings (loss)
           to net cash used in operating activities --
           Loss on disposal of discontinued operations                      12,170,697                         --
           Depreciation and amortization                                     1,282,347                      838,203
           Provision for allowances for accounts
                receivable                                                     552,701                       12,981
           Changes in assets and liabilities --
                Increase in receivables                                     (1,630,673)                  (3,710,989)
                Increase in inventories                                     (2,104,450)                  (1,358,792)
                (Increase) decrease in deferred catalogs and
                     other current assets                                   (1,162,383)                   1,214,155
                Increase in payables                                         2,217,583                      248,489
                Increase in accrued liabilities                                 20,457                       45,584
                (Increase) decrease in other assets                            116,745                   (2,449,806)
           Other                                                               (27,841)                      (9,037)
           Discontinued operations - noncash charges and
                    working capital changes                                  1,903,770                   (3,276,180)
                                                                          ------------                 ------------
      Total adjustments                                                     13,338,953                   (8,445,392)
                                                                          ------------                 ------------

      Net cash (used in) provided by operating activities                     (436,180)                  (5,311,244)
                                                                          ------------                 ------------


CASH FLOWS FROM INVESTING ACTIVITIES :
      Acquisitions of property, plant & equipment                             (510,273)                  (1,762,510)
      Proceeds from asset sales                                              5,078,190                         --
      Investing activities of discontinued operations                         (516,400)                  (1,416,236)
                                                                          ------------                 ------------

      Net cash used in investing activities                                  4,051,517                   (3,178,746)
                                                                          ------------                 ------------


CASH FLOWS FROM FINANCING ACTIVITIES :
      Proceeds from issuances of notes payable                               4,342,834                   11,025,903
      Payments of notes payable and capital lease
           obligations                                                      (8,211,737)                  (2,560,218)
      Proceeds from common stock issuances                                       3,878                       55,015
      Dividends paid to stockholders                                          (201,650)                    (407,033)
                                                                          ------------                 ------------

      Net cash (used in) provided by financing activities                   (4,066,675)                   8,113,667
                                                                          ------------                 ------------

Net change in cash                                                            (451,338)                    (376,323)

Cash, beginning of period                                                      570,467                      908,213
                                                                          ------------                 ------------

Cash, end of period                                                       $    119,129                 $    531,890
                                                                          ============                 ============



   The accompanying notes are an integral part of these financial statements.

                    SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   UNAUDITED

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :

                                                                                For The Nine Months Ended
                                                                        ------------------------------------------

                                                                          August 2, 1996          July 31, 1995
                                                                        -------------------     ------------------

Cash paid during the period for interest                                   $ 1,874,881               $ 1,045,301
                                                                           ===========               ===========


Cash paid during the period for income taxes                               $   145,000               $ 1,508,300
                                                                           ===========               ===========

During 1995, the Company acquired the assets of an entity. In connection with this acquisition, liabilities were assumed as follows:

      Fair value of assets acquired                                        $      --                 $ 4,381,194
      Cash paid for the acquisitions, net                                         --                  (1,000,000)
      Debt issued for the acquisitions                                            --                  (3,018,939)
                                                                           -----------               -----------

      Liabilities assumed                                                  $                         $   362,255
                                                                           ===========               ===========



SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES :

During November 1994, the Company reissued
      105,769 shares of its common stock
      previously held in treasury in connection
      with an Exchange Agreement with Aurora                               $      --                 $ 1,375,000
                                                                           ===========               ===========

During April 1996, the Company reissued 42,599
      shares of its common stock previously
      held in treasury in connection with
      an acquisition completed in 1994                                     $   309,383               $      --
                                                                           ===========               ===========





   The accompanying notes are an integral part of these financial statements.

                    SPORT SUPPLY GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation

         These consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of Sport Supply Group, Inc.'s (the "Company" or "SSG") consolidated financial position as of August 2, 1996 and the results of its operations for the three and nine month periods ended August 2, 1996 and July 31, 1995. In 1995, the Company changed its financial reporting year-end from December 31 to October 31. The Company is currently operating on a 52/53 week year ending on the Friday closest to October 31. Consequently, results of operations presented for the three and nine month periods ended July 31, 1995 represent periods that are different than those historically reported by the Company. The differences in the number of days included in the thirteen and thirty-nine week periods ended August 2, 1996 as compared to the three and nine month periods ended July 31, 1995 were not significant. Operating results for the interim periods ending August 2, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending October 31, 1996.

         The consolidated financial statements include the accounts of SSG and its wholly-owned subsidiary, Sport Supply Group International Holdings, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

         During May 1996, the Company sold substantially all of the assets (other than cash and accounts receivable) of its Gold Eagle Professional Golf Products Division (the "Gold Eagle Division"). Subsequent to the sale of the Gold Eagle Division, the Company adopted a formal plan to dispose of its remaining retail segment operations (which previously included the Gold Eagle Division). As a result, the Company's retail segment is being reported as a discontinued operation in the accompanying consolidated financial statements. Accordingly, certain prior year amounts have been restated to conform to the current year presentation.

Note 1 - Inventories

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for items manufactured by the Company and weighted-average cost for items purchased for resale. As of August 2, 1996 and October 31, 1995, inventories (excluding inventories related to discontinued operations) consisted of the following:

                                               August 2,          October 31,
                                                 1996                1995
                                              -----------         -----------
         Raw Materials.....................   $ 2,553,856         $ 2,455,453
         Work-in-progress..................       244,867             103,691
         Finished and purchased goods......    15,935,882          14,071,011
                                              -----------         -----------
                                              $18,734,605         $16,630,155
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

         During the nine months ended August 2, 1996, the Company granted a total of 29,125 options under the stock option plan. During this same nine month period, certain employees exercised 562 options at an exercise price of $6.90 per share, resulting in proceeds of approximately $3,878 to the Company. In addition, on May 13, 1996, the Company lowered the exercise price of certain employees' (excluding officers and directors) stock options that were granted pursuant to the stock option plan and that had an original exercise price in excess of the fair market value of the common stock on May 13, 1996 of $6.875. The exercise price of these options was lowered to $6.875. The following table summarizes transactions under the plan for the nine months ended August 2, 1996 and July 31, 1995:

                                                                             Nine Months Ended
                                                                             -----------------
                                                               August 2, 1996               July 31, 1995
                                                               --------------               --------------
            Options outstanding- beginning of                     811,772                      603,546
            period
            Options granted                                        29,125                      243,400
            Options exercised                                        (562)                      (7,187)
            Options forfeited                                    (131,612)                         --
                                                               --------------               --------------
            Options outstanding - end of period                   708,723                      839,759
                                                               ==============               ==============
            Range of exercise prices                           $4.80 - $14.25               $4.80 - $14.25
                                                               ==============               ==============

During the nine months ended August 2, 1996, the Company granted a total of 20,000 non-qualified options outside the plan. Forfeitures for the nine months ended August 2, 1996 for non-qualified options issued outside the plan were 39,875. As of August 2, 1996 there were 735,130 non-qualified options outstanding that were issued outside the plan. Such options have exercise prices ranging from $5.50 to $15.00 per share.

Note 3 - Notes Payable and Capital Lease Obligations

         As of August 2, 1996 and October 31, 1995, notes payable and capital lease obligations consisted of the following:

                                                                         August 2,             October 31,
                                                                           1996                   1995
                                                                       ------------            -----------

Note payable under revolving line of credit,
    interest at prime plus  1-1/4% (9.5% at
    August 2, 1996) or LIBOR plus 2-1/2% (8.06% at
    August 2, 1996), due October 1, 1998,
    collateralized by substantially all assets                           24,783,814             26,742,760

Term loan, interest at LIBOR plus 2-1/2% (7.75% at
    August 2, 1996), payable in quarterly installments plus
    accrued interest of $125,000 with balance due
    October 1, 1998, collateralized by substantially all assets           2,250,000              2,250,000


Term loan, interest at LIBOR plus 2-3/4% (8.25% at
    August 2, 1996), payable in monthly installments of
    $11,420 beginning July 1, 1996 with balance due October
    1, 1998, collateralized by substantially all assets                     685,228                   --

Capital lease obligation, interest at 7.4%, payable
    in monthly installments of principal and
    interest totaling $3,159 through December 1998                           83,677                106,772

Capital lease obligation, interest at 9%, payable
    in annual installments of principal and
    interest totaling $55,000 through August 2005                           317,063                341,342
                                                                       ------------            -----------

         Total                                                           28,119,782             29,440,874
         Less - current portion                                         (27,778,343)              (555,358)
                                                                       ------------            -----------
         Long-term debt and capital lease obligations, net             $    341,439            $28,885,516
                                                                       ============            ===========

         Effective December 20, 1995, the senior credit facility was increased from a maximum of $40,000,000 to $50,000,000 and the term extended to October 1, 1998. The increase provided for additional loans to be made to SSG for the cost of certain capital expenditures (up to a maximum of $1,000,000, of which $685,228 has been borrowed as of August 2, 1996), the cost of acquiring outstanding shares of SSG common stock (up to a maximum of $2,500,000), if any, and the costs associated with future acquisitions (up to a maximum of $6,500,000), if consummated. In order for additional loans to be made, the Company is required to comply with the covenants contained in the loan agreement, as amended, and to obtain the written approval of the senior and participating lenders under certain circumstances.

         On February 2, 1996 and March 12, 1996, the Company's senior lender amended certain provisions of the loan agreement and granted short-term overadvances to the Company to better facilitate the Company's seasonal cash needs without increasing the total credit facility. The amendments to the loan agreement were required in order to meet projected short-term liquidity requirements and to support the continued expansion of the Company's revenue base. As required by the amendments, the short-term overadvances were repaid from the proceeds of the sale of the Gold Eagle Division on May 20, 1996.

         The loan agreement contains financial and tangible net worth covenants in addition to limits on capital expenditures. On September 19, 1996, SSG's lenders amended certain provisions of the senior credit facility effective August 2, 1996. The amendments were required in order to adjust certain financial covenants based upon the Company's planned disposal of its remaining retail segment operations. Notwithstanding this amendment, as of August 2, 1996, SSG was not in compliance with one of the financial covenants contained in the loan agreement. SSG has not obtained a waiver from its lenders for such violation of the loan agreement. SSG will continue to be in violation of the loan agreement unless and until SSG either receives a waiver from its lenders for such violation, the lenders agree to amend the covenant or the Company repays all outstanding borrowings. SSG's lenders have allowed the Company to remain in violation of this covenant and have continued to advance funds to the Company pursuant to the terms of the loan agreement.

         On September 19, 1996, the lenders notified SSG that SSG was in default under the loan agreement and increased the interest rate on all outstanding borrowings by two percentage points as of such date. In addition, the lenders have retained the right to accelerate the repayment of indebtedness owed by SSG under the loan agreement, but they have not indicated any desire or intent to take such action. As a result of this default, SSG has classified all outstanding borrowings under the senior credit facility as a current liability in the accompanying balance sheet as of August 2, 1996. Amounts outstanding under the senior credit facility are collateralized by substantially all assets of the Company. The Company currently has the option of electing that its borrowings under the senior credit facility bear interest at the prevailing LIBOR rate plus 4.0% for the revolving line of credit, 4.25% for the term loan and 4.75% for the additional loans (if any) or the lender's prime rate plus 2.75% for the revolving line of credit, 3.0% for the term loan and 3.25% for the additional loans (if any). Historically, the Company has elected the lower of the interest rates available under the facility.

         As of August 2, 1996, SSG had borrowings of approximately $24,784,000 outstanding under the revolving line of credit and $2,935,000 under the term loans, approximately $585,000 of letters of credit outstanding for foreign purchases of inventory, and additional availability of approximately $2,480,000 based upon the Company's borrowing base at such time.

Note 4 - Net Earnings Per Common Share

         Net earnings per common share is based upon the weighted average number of common and common equivalent shares outstanding during the three and nine month periods ended August 2, 1996 and July 31, 1995. Outstanding stock options and common stock purchase warrants are considered common stock equivalents when dilution results from their assumed exercise.

Note 5 - Discontinued Operations

         On May 20, 1996, SSG disposed of substantially all of the assets (other than cash and accounts receivable) of the Gold Eagle Division to Morris Rosenbloom & Co., Inc., a privately-held corporation. Pursuant to the Asset Purchase Agreement, the total consideration paid to SSG at closing was $5,078,190 in cash. In addition, Morris Rosenbloom owes SSG an additional cash payment estimated to be approximately $293,000 based upon a physical inventory of the goods purchased in the transaction. Such funds are currently held in escrow subject to verification of the physical inventory. The sale of the Gold Eagle Division resulted in a pretax loss of approximately $750,000 which is included in the loss on disposal of discontinued operations in the accompanying consolidated statement of operations for the nine month period ended August 2, 1996.

         Subsequent to the sale of the Gold Eagle Division, the Company adopted a formal plan to dispose of the remaining operations of the Company's retail segment (which previously included the Gold Eagle Division) and therefore has classified these operations as discontinued. The following represents net assets of discontinued operations as of August 2, 1996 and October 31, 1995 and the results of operations for the three and nine month periods ended August 2, 1996 and July 31, 1995:

                                               August 2,       October 31,
                                                 1996             1995
                                             -----------------------------
Current assets                                $15,398,591      $21,672,773
Current liabilities                           (12,124,509)      (3,790,730)
                                             -----------------------------
       Net current assets                     $ 3,274,082      $17,882,043
                                             =============================
Noncurrent assets                             $16,712,423      $17,794,413
Noncurrent liabilities                                --               --
                                             =============================
       Net noncurrent assets                  $16,712,423      $17,794,413
                                             =============================



                                                              For the Three Months Ended         For the Nine Months Ended
                                                            August 2, 1996   July 31, 1995      August 2, 1996  July 31, 1995
                                                           ------------------------------------------------------------------
Net revenues                                                $  5,289,692      $  8,502,067      $16,311,471       $20,918,732
Earnings (loss) before income taxes                             (737,807)          919,634       (3,970,305)        1,955,381
Provision (benefit) for income taxes                            (267,439)          235,467       (1,417,794)          575,839
Earnings (loss) from operations, net of income taxes            (470,368)          684,167       (2,552,511)        1,379,542
Loss on disposal, net of income taxes                         (3,732,480)             --        (12,170,697)             --




         The net loss on disposal includes a charge recorded during the quarterly period ended May 3, 1996 of approximately $9.3 million ($5.9 million after estimated income tax benefit) to record the net assets at estimated realizable value based upon a proposed rights offering pursuant to the Company's plan of disposal. During the quarterly period ended May 3, 1996, the Company also recorded a charge of approximately $3.9 million ($2.5 million after estimated tax benefit) for anticipated operating losses during the estimated twelve month disposal period, including interest expense. As a result of certain factors, including, among others, management's current assessment of the ultimate success of the proposed rights offering and estimates of the time required to effect such transaction, as well as the Company's projected liquidity requirements, the Company determined that a private sale of the remaining assets of its retail segment is a preferable and more expeditious method of disposal. The Company has engaged an investment banking firm to assist in such disposition. Based upon management estimates of the net proceeds to be received pursuant to such disposal, the Company recorded an additional charge of $5.8 million ($3.7 million after estimated income tax benefit) during the quarterly period ended August 2, 1996 to record the net assets at estimated net realizable value. The net loss on disposal is based upon current estimates made by management. There can be no assurances that such estimates will not be materially different from actual amounts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

         The Company's ability to borrow funds under its revolving credit facility is based upon certain percentages of eligible trade accounts receivable and eligible inventories. As of August 2, 1996, the Company had total borrowings under its senior credit facility of approximately $27.7 million, outstanding letters of credit for foreign purchases of inventory of approximately $0.6 million, and availability of approximately $2.5 million based upon the Company's borrowing base at such time. The net decrease of $2.0 million in borrowings under the senior credit facility compared to October 31, 1995 reflects a repayment of approximately $5.0 million from the sale of the Gold Eagle Division during May, 1996, partially offset by cash payments made relating to the Nitro acquisition and an increase in seasonal working capital requirements relating primarily to an increase in inventories of youth sports and team dealer products.

         As discussed in Note 3 to the consolidated financial statements, the Company's loan agreement was amended in December 1995 to provide for additional loans to be made to SSG for certain capital expenditures (up to a maximum of $1,000,000, of which $685,228 has been borrowed as of August 2, 1996), for the acquisition of outstanding shares of SSG common stock (up to a maximum of $2,500,000), if any, and for the costs of future acquisitions (up to a maximum of $6,500,000), if consummated. In order for these additional loans to be made, the Company is required to comply with the covenants contained in the loan agreement, as amended, and to obtain the written approval of the senior and participating lenders under certain circumstances. On February 2, 1996 and March 12, 1996, the Company's senior lender amended certain provisions of the loan agreement and granted short-term overadvances to the Company to better facilitate the Company's seasonal cash needs without increasing the total credit facility. The amendments to the loan agreement were required in order to meet projected short-term liquidity requirements and to support the continued expansion of the Company's revenue base. As required by the amendments, the short-term overadvances were repaid from the proceeds of the sale of the Gold Eagle Division on May 20, 1996. On September 19, 1996, SSG's lenders amended certain provisions of the loan agreement effective August 2, 1996. The amendments were required in order to adjust certain financial covenants based upon the Company's planned disposal of its remaining retail segment operations.

         As of August 2, 1996, SSG was not in compliance with one of the financial covenants contained in the loan agreement. SSG has not obtained a waiver from the lenders for such violation of the loan agreement. SSG will continue to be in violation of the loan agreement unless and until SSG either receives a waiver from its lenders for such violation, the lenders agree to amend the covenant or SSG repays all outstanding borrowings. SSG's lenders have allowed the Company to remain in violation of this covenant and have continued to advance funds to the Company pursuant to the terms of the loan agreement. On September 19, 1996, the lenders notified SSG that SSG was in default under the loan agreement and increased the interest rate on all outstanding borrowings by two percentage points as of such date. In addition, the lenders have retained the right to accelerate the repayment of indebtedness owed by SSG under the loan agreement, but they have not indicated any desire or intent to take such action. As a result of this default, SSG has classified all outstanding borrowings under the senior credit facility as a current liability in the accompanying balance sheet as of August 2, 1996. In the event the lenders accelerate the indebtedness owed by the Company, the Company will need to seek an alternative financing arrangement that may include terms and interest rates that are less favorable than the Company's current credit facility, although no assurance can be given that the Company will be able to obtain such financing.

         During the current fiscal year, the Company periodically has delayed payments to certain of its trade and other creditors. As of August 2, 1996, the Company had total trade payables of approximately $9.4 million, of which approximately $675,000 were more than 30 days past due. Deferred payment terms have been negotiated with certain vendors. Although there have been no material suspensions in deliveries by vendors, any significant shipping delays or cancellations of purchase orders placed by the Company could adversely affect future operating results.

         In order to fund delinquent balances and satisfy its projected short-term and long-term liquidity needs, the Company will be required to arrange additional debt or equity financing. In this regard, the Company is evaluating various alternatives which include, among others, the following:

       1. the Company is negotiating with its senior lender to amend the senior credit facility to provide additional borrowing capacity;
       2. the Company has engaged an investment banking firm to sell the assets of its remaining golf operations in a privately negotiated transaction; and
       3.     a private sale of debt and/or equity securities.
No assurance can be given that any of the foregoing transactions will be consummated.

       During November 1995 the Company approved the repurchase of up to 1,000,000 shares of its issued and outstanding common stock in the open market and/or through privately negotiated transactions, subject to certain conditions. No shares have been repurchased to date and the Company does not anticipate repurchasing any such shares in the near future. Pursuant to the amendment consummated with its lenders on September 19, 1996, SSG does not have the ability to use proceeds of additional loans under the senior credit facility for the repurchase of shares.

RESULTS OF OPERATIONS

During May 1996, the Company sold substantially all of the assets of its Gold Eagle Professional Golf Products Division (the "Gold Eagle Division") and subsequently approved a formal plan to dispose of its remaining retail segment operations. As a result, the accompanying consolidated financial statements present SSG's retail segment as a discontinued operation. Due to the change in the Company's fiscal year-end from December 31 to October 31, operating results for the three and nine month periods ended July 31, 1995 are different from those historically reported by the Company. The following discussion, unless otherwise indicated, relates to the Company's continuing operations only.

Net Revenues. Net revenues increased approximately $1.3 million (6.2%) and $7.7 million (14.5%) for the three and nine month periods ended August 2, 1996 as compared to the same periods of 1995. The increases in net revenues reflect increased sales in substantially all operating divisions, including significant increases in revenues associated with youth sports league customers, partially offset by declines in revenues associated with the United States Government. The Company believes these declines are attributed to the continued downsizing of military installations and work stoppages of various government agencies during 1996. The overall increases in net revenues resulted primarily from volume changes rather than price changes.

Gross Profit. Gross profit increased approximately $0.5 million (6.2%) and $2.2 million (10.8%) for the three and nine month periods ended August 2, 1996 as compared to the same periods of 1995. As a percentage of net revenues, gross profit remained constant at 38.1% for the three month period ended August 2, 1996 as compared to the same period of 1995 and decreased from 39.0% to 37.8% for the nine month period ended August 2, 1996 as compared to the same period of 1995. The decrease in gross profit as a percentage of net revenues for the nine month period is attributable to, among other factors, an increase in sales related to youth sports leagues and local sporting goods team dealers, as such sales have historically had lower margins than other sales within SSG's institutional business. During fiscal year 1996, the Company intensified its marketing efforts relating to youth sports leagues with new product offerings and aggressive pricing strategies designed to increase its market penetration. As a result of these efforts, revenues associated with youth sports league customers increased as a percentage of total revenues which contributed to the decrease in gross profit as a percentage of net revenues. In the event that revenues related to youth sports leagues continue to represent a larger percentage of total revenues, the Company may continue to experience a decrease in gross profit as a percentage of net revenues in future periods.

Selling, General and Administrative Expenses. Operating expenses increased approximately $1.4 million (22.6%) and $4.2 million (24.7%) for the three and nine month periods ended August 2, 1996 as compared to the same periods of 1995. As a percentage of net revenues, operating expenses increased from 29.1% to 33.6% and from 32.0% to 34.9% for the three and nine month periods ended August 2, 1996 as compared to the same periods of 1995. The dollar increase in operating expenses as well as the increase in operating expenses as a percentage of net revenues was primarily a result of the following:

(i) An increase in expenses relating to the Company's primary distribution facility for the nine months ended August 2, 1996 as compared to the same periods of fiscal 1995. This facility was opened during April 1995 and therefore was not operational for the entire nine month period of fiscal 1995. Such expenses include labor, rent and depreciation. This unfavorable trend is expected to diminish in future periods as prior year results of operations will include costs associated with this facility.

(ii)  An increase in payroll costs associated with an increase in employees.

(iii) An increase in the provision for receivables relating primarily to SSG's youth sports league customers based upon on-going credit evaluations. Should SSG's youth sports league revenues continue to represent a larger percentage of total revenues, the Company may experience an increase in concentration of credit risk within this market. Management will continue to perform on-going credit evaluations and provide provisions for estimated losses.

(iv) An increase in freight costs associated with the increase in net revenues. As a percentage of net revenues, freight costs (net of freight costs recovered from customers) increased for the three and nine month periods ended August 2, 1996 as compared to the prior year. This increase was due primarily to revenues associated with youth sports leagues. As a result of the Company's pricing strategy with respect to youth sports leagues discussed above, freight costs recovered from youth sports league customers were lower than SSG's historical institutional business. In addition, during 1996 the Company strategically elected to change its primary common carrier in order to improve customer satisfaction. Average shipping rates of the new carrier were higher than SSG's previous carrier. The Company has subsequently negotiated lower rates in order to diminish the effects of this change in future periods.

(v) Expenses relating to the Company's participation in the 1996 Olympic summer games. These expenses include royalties, travel, and miscellaneous advertisements incurred during fiscal 1996 which are expected to be partially offset by the sale of products used in the Olympic games. Management believes these costs will continue through the fourth quarter of fiscal year 1996.

(vi) An increase in advertising expenses due to the expansion of the Company's marketing efforts, primarily expenses relating to catalogs mailed to customers and additional advertising relating to the youth sports league division. Although management is not aware of any pending increases in paper costs or postal rates, any such increases could negatively impact future operating results.

Operating Profit. Operating profit for the three and nine month periods ended August 2, 1996 decreased approximately $870,000 (47.0%) and $1.9 million (52.3%) as compared to the same periods of 1995, which reflects the impact of the increase in operating costs as discussed above and the decrease in gross profit percentages related to increased sales in the youth league division.

Interest Expense. Interest expense, net of amounts charged to discontinued operations, decreased approximately $61,000 (18.8%) and increased approximately $168,000 (17.4%) for the three and nine month periods ended August 2, 1996 as compared to the same periods of 1995. The decrease in interest expense for the three months ended August 2, 1996 was due to the decrease in borrowing levels associated with the proceeds from the sale of the Gold Eagle Division. Notwithstanding, interest expense in future periods may be materially higher due to the interest rate increase imposed by SSG's lenders on September 19, 1996. See Item 2 "Liquidity and Capital Resources" for a discussion of the higher interest rates associated with the Company's senior credit facility.

Provision for Income Taxes. The provision for income taxes decreased approximately $306,000 and $796,000 for the three and nine month periods ended August 2, 1996 as compared to the same periods of 1995. The Company's effective tax rate decreased from 36.9% to 36.0% and from 37.8% to 36.0% for the three and nine month periods ended August 2, 1996 as compared to the same periods of 1995.

Earnings from Continuing Operations. Earnings from continuing operations decreased approximately $504,000 and $1,277,000 for the three and nine month periods ended August 2, 1996 as compared to the same periods of 1995. Earnings per share from continuing operations decreased from $0.13 to $0.06 and from $0.25 to $0.07 for the three and nine month periods ended August 2, 1996 as compared to the same periods of 1995. The three and nine month periods ended August 2, 1996 include a decrease of approximately 3.51% and 2.26% in weighted average shares outstanding.


"SAFE HARBOR " STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains various forward looking statements and information that are based on Management's beliefs as well as assumptions made by and information currently available to Management. When used in this report, the words "anticipate", "estimate", "expect", "predict", "project", and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Among the key factors that may have a direct bearing on the Company's results (in addition to the need to meet existing financial obligations and the Company's need to improve its financial condition are set forth below.

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

Sport Supply Group believes it has the product offerings and competitive resources for continued success, but revenues, costs, margin, product mix, and profits are all influenced by a number of factors (including, without limitation, the availability of capital resources) which are inherently uncertain and therefore difficult to predict.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         A Complaint was filed in June 1996 by X-Outs, Inc., formerly known as International Golf, Inc. ("X-Outs") and Levco Group Ltd. with the United
States District Court in Tarrant County, Texas (the "Complaint") and names the Company and certain officers of the Company as defendants. The Complaint arises out of the Company's acquisition of X-Out's assets in 1994 whereby the Company issued shares of its common stock as partial consideration for such assets. Certain of the Company's officers were given Powers of Attorney to sell such shares issued to the plaintiffs over a two year period. If the proceeds generated from the sale of the shares did not equal a certain amount upon expiration of the two year period, the Company agreed to pay the plaintiffs based upon a formula set forth in the Purchase Agreement. Although plaintiffs do not dispute that payment was made in accordance with the terms of the formula in the Purchase Agreement, plaintiffs allege that the parties were mutually mistaken in using language in the Purchase Agreement that allowed the Company to make up the shortfall using a fixed price as opposed to the prevailing market price at the end of the two year term. In addition, the plaintiffs allege the defendants breached fiduciary duties in connection with the sale of such shares. The plaintiffs seek to recover approximately $600,000 in actual damages for these claims plus $15 million in punitive damages. The Company intends to vigorously defend such action.

         In addition to the foregoing, the Company from time to time becomes involved in various claims and lawsuits incident to its business (primarily relating to product liability issues). In the opinion of management of SSG, any ultimate liability arising out of currently pending claims and lawsuits should not have a material effect on the financial condition or the results of operations of SSG.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                                      Item

(a)(1) Exhibit 3.1 --     Amended and Restated Certificate of Incorporation of
                          the Company  (incorporated by reference from Exhibit
                          4.1 to the Company's Registration Statement on Form
                          S-8 (Registration No. 33- 80028)).

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

(a)(5) Exhibit 4.2 --     Warrant Agreement entered into between the Company
                          and Warrant Agent, including form of Warrant, relating to the purchase of up to 1,300,000 shares of the Company's common stock for $25.00 per share, which expires on December 15, 1998 (incorporated by reference from Exhibit 4.2 to the Company's
                          Registration Statement on Form S-3 (Registration No.
                          33-71574)).

(a)(6) Exhibit 10 --      Amended and Restated Loan and Security Agreement
                          between the Company and LaSalle Business Credit, Inc.
                          dated as of March 23, 1995 (incorporated by reference from Exhibit 10.20 to the Company's Report on Form
                          10-K for the fiscal year ended December 31, 1994).

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

(a)(9) Exhibit 10.3 --    Amendment No. 3 to Amended and Restated Loan and
                          Security Agreement between the Company and LaSalle
                          Business Credit, Inc.

(a)(10) Exhibit 10.4 --   Severance Agreement entered into by and between the
                          Company and R. Thomas Russell.

(a)(11) Exhibit 10.5 --   Severance Agreement entered into by and between the
                          Company and James R. Crawford.

(a)(11) Exhibit 11 --     Earnings per Common and Common Equivalent Share.

(a)(12) Exhibit 27 --     Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            SPORT SUPPLY GROUP, INC.



September 19, 1996                               By: /s/ James R. Crawford
                                                    -------------------------
                                                         James R. Crawford,
                                                         Principal Financial and
                                                         Accounting Officer

                               INDEX TO EXHIBITS


ITEM                        DESCRIPTION
- ----                        -----------
Exhibit 10.3 --  Amendment No. 3 to Amended and Restated Loan and Security
                 Agreement between the Company and LaSalle Business Credit,
                 Inc.

Exhibit 10.4 --  Severance Agreement entered into by and between the Company and R. Thomas Russell

Exhibit 10.5 --  Severance Agreement entered into by and between the Company and James R. Crawford

Exhibit 11 --    Earnings per Common and Common Equivalent Share

Exhibit 27 --    Financial Data Schedule