Form 10-K405
period 1996-12-31
SPORT SUPPLY GROUP INC ET AL
filed 1997-01-30
CIK 872855

                                  FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
       THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

       For the fiscal year ended November 1, 1996.

                     OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


                         Commission File number 1-10704

                          Sport Supply Group, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


    Delaware                                           75-2241783
-----------------------------------           ----------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

1901 Diplomat Drive, Farmers Branch, Texas                 75234
------------------------------------------    ----------------------------------
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:    (972) 484-9484
                                                   ----------------------

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
    Title of each class                            which registered
--------------------------------------   --------------------------------------
   Common Stock, $.01 Par Value               New York Stock Exchange, Inc.
   Common Stock Purchase Warrants             American Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:

                                    None
--------------------------------------------------------------------------------
                                (Title of Class)

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X      No
                                                --------     -------

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       The aggregate market value of the voting stock held by non-affiliates of the registrant on January 20, 1997, based on the closing price of the common stock on the New York Stock Exchange on such date, was approximately $32,560,858.

       Indicated below is the number of shares outstanding of each class of the registrant's common stock, as of January 20, 1997.

 Title of Each Class of Common Stock                   Number Outstanding
------------------------------------           ---------------------------------
  Common Stock, $.01 par value                             8,364,834

                       DOCUMENTS INCORPORATED BY REFERENCE

         Document                                     Part of the Form 10-K
------------------------------------           ---------------------------------
Proxy Statement for Annual Meeting of                      Part III
Stockholders to be held March 21, 1997

                                                 TABLE OF CONTENTS




         ITEM                                                                                                  PAGE
PART I

          1       Business ...............................................................................        3

          2       Properties..............................................................................       10

          3       Legal Proceedings.......................................................................       10

          4       Submission of Matters to a Vote of Security Holders.....................................       10

PART II

          5       Market for Registrant's Common Equity and Related Stockholder Matters...................       10

          6       Selected Financial Data.................................................................       12

          7       Management's Discussion and Analysis of Financial Condition and
                           Results of Operations .........................................................       13

          8       Financial Statements and Supplementary Data.............................................       20

          9       Changes in and Disagreements with Accountants on Accounting and
                           Financial Disclosure...........................................................       44

PART III

         10       Directors and Executive Officers of the Registrant......................................       44

         11       Executive Compensation..................................................................       44

         12       Security Ownership of Certain Beneficial Owners and Management..........................       44

         13       Certain Relationships and Related Transactions..........................................       44

PART IV

         14       Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................       44

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         Sport Supply Group, Inc. (the "Company" or "SSG") is the largest direct mail marketer of sports related equipment and leisure products to the institutional market in the United States. The Company principally serves the institutional market, which is comprised primarily of schools, colleges, universities, government agencies, military facilities, athletic clubs, youth sports leagues and recreational organizations. SSG offers a broad line of institutional-grade equipment and provides after-sale customer service through the use of sales personnel strategically located in certain large metropolitan areas (the "Metro Marketing Group"). See Item 1. -- "Business - Sales and Marketing." The Company believes that prompt delivery of a broad range of institutional-grade products at competitive prices differentiates it from the retail sporting goods stores that primarily serve the consumer market. The Company also serves the local sporting goods team dealer market principally with its MacGregor brand products. The Company markets approximately 7,000 sports related equipment products to over 100,000 institutional, retail, mass merchant and team dealer customers and maintains over 200,000 names on its mailing lists.

         In addition to the Company's core institutional business, the Company sells golf related products (i.e., new and used golf balls and certain golf accessory products) principally to the retail market. In May 1996, the Company made the strategic decision to dispose of its golf operations to focus on its core institutional business. On May 20, 1996 as part of this plan of disposal, the Company sold virtually all of the assets of its Gold Eagle Professional Golf Products Division, which sold golf accessory products to the retail market. In addition to the sale of Gold Eagle, the Company adopted a plan to dispose of the remaining operations of its retail golf segment. Consequently, these operations are reported as discontinued operations. The Company is currently seeking a buyer for these operations. In the alternative, the Company will liquidate all or substantially all of the assets related to the Company's discontinued operations if the Company believes it can realize more value from such a liquidation as opposed to a sale of the business. The discussion in this Report on Form 10-K regarding the Company's business, unless otherwise noted, relates only to the Company's continuing operations (i.e., core institutional business). Consequently, the Company will no longer report segment information about this operation. For a discussion regarding the Company's discontinued operations, see Note 9 to the consolidated financial statements included in
Item 8. -- "Financial Statements and Supplementary Data."

         The Company's net revenues (excluding discontinued operations) have increased from $47 million in 1991 to $80.5 million for the fiscal year ended November 1, 1996. The Company attributes its high level of growth to the successful development of an effective mail order marketing program and competitive pricing that have led to greater market penetration and to the development of, and increase in, the Company's manufacturing capabilities.

         On December 10, 1996, pursuant to a Securities Purchase Agreement dated November 27, 1996 between Emerson Radio Corp. ("Emerson") and the Company (the "Purchase Agreement"), Emerson acquired directly from the Company (i) 1,600,000 shares of newly-issued Common Stock (the "Emerson Shares") for an aggregate cash consideration of $11,500,000 or approximately $7.19 per share, and (ii) 5-year warrants (the "Emerson Warrants") to acquire an additional 1,000,000 shares of Common Stock at an exercise price of $7.50 per share, subject to standard anti-dilution adjustments, for an aggregate cash consideration of $500,000. In addition, Emerson agreed to arrange for foreign trade credit financing of $2.0 million for the benefit of the Company to supplement the Company's existing credit facilities. If all of the Emerson Warrants are exercised, Emerson will own approximately 34.9% of the issued and outstanding shares of Common Stock. As a result of the change of control, the Chief Executive Officer resigned and was replaced by a designee of Emerson. See
Item 12 --

Security Ownership of Certain Beneficial Owners and Management" and Item 13 -- "Certain Relationships and Related Transactions."

         The Company is a Delaware corporation incorporated in 1982 and in 1988 became the successor of an operating division of Aurora Electronics, Inc. (f/k/a BSN Corp. and referred to herein as "Aurora"). Prior to the completion of the initial public offering of 3,500,000 shares of the Company's common stock in April, 1991, the Company was a wholly-owned subsidiary of Aurora. The Company has one wholly-owned subsidiary, Sport Supply Group International Holdings, Inc., a shell corporation that formerly held the operations of the Gold Eagle Canada Division that was sold in May 1996.

         The Company's executive offices are located at 1901 Diplomat Drive, Farmers Branch, Texas 75234 and its telephone number is (972) 484-9484.

PRODUCTS

         The Company believes it manufactures and distributes one of the broadest lines of sports related equipment and leisure products for the institutional market. SSG offers approximately 7,000 sporting goods and sports related products, over 3,000 of which it manufactures. The product lines offered by SSG include archery, baseball and softball, basketball, camping, football, golf, tennis and other racquet sports, gymnastics, indoor recreation, physical education, soccer, field hockey, lacrosse, track and field, volleyball, weight lifting, and exercise equipment.

         The Company believes brand recognition is important in the institutional and team dealer markets. Most of SSG's products are marketed under trade names or trademarks owned or licensed by the Company. SSG believes its trade names and trademarks are well recognized among institutional purchasers of sports related equipment. SSG intends to continue to expand its product and brand name offerings by actively pursuing product, trademark and trade name licensing arrangements and acquisitions. The Company's trademarks, service marks, and trade names include the following:

    o Atlanta 1996 and certain other marks, emblems and designations of the Atlanta Committee for the Olympic Games, Inc. -- (Expired December 31, 1996).

    o Official Factory Direct Equipment Supplier of Little League Baseball (See discussion below).

    o Voit(R) -- institutional sports related equipment and products, including inflated balls and baseball and softball products (licensed from Voit Corporation - see discussion below).

    o MacGregor(R) -- certain equipment and accessories relating to baseball, softball, basketball, soccer, football, volleyball, and general exercise (e.g., dumbbells, curling bars, etc.) (licensed from MacMark Corporation - see discussion below).

    o Alumagoal(R) -- track and field equipment, including starting blocks, hurdles, pole vault and high jump standards and crossbars.

    o AMF -- gymnastics equipment (licensed from AMF Bowling, Inc. - see discussion below).

    o    BSN(R) -- sport balls and mail order catalogs.

    o    Champion -- barbells, dumbbells and weight lifting benches.

    o    Curvemaster(R) -- baseball and softball pitching machines.

    o    Fibersport -- pole vaulting equipment.

    o Gamecraft -- field and floor hockey equipment, soccer equipment, scorebooks, coaching equipment, and table tennis equipment.

    o    GSC Sports -- gymnastics equipment.

    o    Hammett & Sons -- indoor table-top games.

    o Maxpro(R) -- products include, among others, football practice dummies, baseball, and other protective helmets and pads (other than football protective equipment), baseball chest protectors and baseball mitts and gloves (licensed from Proacq Corp., a subsidiary of Riddell Sports Inc.).

    o New England Camp and Supply -- camping and outdoor recreational equipment and accessories.

    o North American Recreation(R) -- billiard, table tennis and other game tables.

    o    Passon's Sports -- mail order catalogs.

    o    Pillo Polo(R) -- recreational polo and hockey games.

    o    Port-A-Pit(R) -- high jump and pole vault landing pits.

    o    Pro Base(R) -- baseball bases.

    o    Pro Down -- football down markers.

    o    Pro Net -- nets, net assemblies, frames and practice cages.

    o Rol-Dri(R) and Tidi-Court -- golf course and tennis court maintenance equipment.

    o    Safe-Squat -- specialty weight lifting squat machines.

    o    Toppleball(R) -- recreational ball games.

    o U.S. Games, Inc.(R) -- goals, nets, playing equipment for physical exercise games and mail order catalogs.

         In addition to the above, the Company owns the following trademarks and patents which are classified in discontinued operations :

    o    International Golf -- recycled golf balls.

    o    Nitro(R) -- new golf balls.

    o    Second Chance -- recycled golf balls.


         The Voit license permits the Company to use the Voit(R) trademark in connection with the manufacture, advertisement, and sale to institutional customers and sporting goods dealers of specified institutional sports related equipment and products, including inflated balls for all sports and baseball and softball products. The Company is required to pay annual royalties under the license equal to the greater of a certain percentage of revenues from the sale of Voit products or a minimum royalty as set forth in the License Agreement. The initial term of the Voit license expired on December 31, 1989, and was subject to three renewal options for consecutive terms of five years each. SSG has exercised two renewal periods, and currently is permitted to use the Voit trademark through December 31, 1999.

         In February, 1992, the Company acquired two separate licenses to use several trade names, styles, and trademarks (including, but not limited to, MacGregor(R)). Each license permits the Company to manufacture, promote, sell, and distribute to institutional sporting goods customers (subject to certain exceptions) in the United States, Canada, and Mexico, specified institutional sports related equipment and products relating to baseball, softball, basketball, soccer, football, volleyball, and general exercise. Each license is royalty-free and exclusive with respect to certain customers and non-exclusive with respect to others. Each license is perpetual provided the Company generates a predetermined minimum amount of revenues each year from the sale of products bearing the MacGregor trademark, maintains certain quality standards for such products and services, and does not commit any default under the license agreements that remains uncured for a period of 30 days after the Company receives notice of such default. The Company has converted a substantial portion of its products to the MacGregor(R) brand, which is believed to be one of the most widely recognized trade names in the industry. These products are being sold to customers using the Company's existing marketing channels. See Item 1. -- "Business - Sales and Marketing."

         On August 19, 1993, the Company entered into an exclusive license agreement with AMF Bowling, Inc. to use the AMF name in connection with the promotion and sale of certain gymnastics equipment in the United States and Canada. The Company is required to pay an annual royalty under the license equal to the greater of: (i) a certain percentage of net revenues from the sale of AMF products; or (ii) a minimum royalty as set forth in the license agreement. The minimum royalty increases by a predetermined percentage each year the license agreement is in effect. The initial term of the agreement expired on December 31, 1995, and was subject to three renewal options for consecutive terms of one year each through December 31, 1998. SSG exercised its first two renewal options, and currently is permitted to use the AMF name through December 31, 1997. The Company may also renew the license agreement after December 31, 1998, subject to certain provisions contained in the license agreement.

         On December 15, 1995, the Company entered into a three year agreement with Little League Baseball, Incorporated that, among other things, names the Company as the "Official Factory Direct Equipment Supplier of Little League Baseball." The Company is required to pay an annual fee to keep the agreement in effect each year.

         In addition to the foregoing, the Company has acquired (or had issued) a number of patents relating to products sold by the Company. The following is a list of some of the patents owned by the Company: (i) 2 separate patents relating to a Power Squat/Weight Lifting Apparatus (expires May 20, 2003 and June 23, 2004, respectively); (ii) Baseball Hitting Practice Device (expires
May 9, 2006); (iii) 2 separate patents relating to Football Digital Display Markers (expires June 27, 2006 and November 28, 2006, respectively); (iv) Tennis Net and Method of Making (expires October 1, 2008); (v) Rotator Cuff Exercise Machine (expires January 29, 2008); (vi) Portable Balance Beam (expires July
28, 2009); and (vii) Holder for Beverage Containers (expires August 16, 2011). The Company also has several patents relating to the manufacture and design of golf balls and golf ball accessory packages, which patents are included in the Company's discontinued operations.

SALES AND MARKETING

         The Company markets its products through three primary marketing divisions: 1) Sport Supply Group; 2) The Athletic Connection; and 3) Youth Sports.

         THE SPORT SUPPLY GROUP marketing division markets SSG's products to institutional customers through catalogs, outbound telemarketing, and bid related sales efforts. SSG publishes three primary catalogs designed for institutional customers: BSN(R) Sports, U.S. Games(R) and New England Camp and Recreation. Master catalogs containing a broad variety of the Company's products are sent to all customers and potential customers on the Company's mailing lists. Seasonal or specialty supplements are prepared and mailed periodically to certain accounts that pertain to particular sports, such as weight training, baseball or track and field. SSG services its existing accounts and solicits new customers with a total of over 3 million pieces of mail each year, including approximately 2.1 million catalogs.

         The Company's mailing lists, developed over 20 years, are carefully maintained, screened, and cross- checked. SSG frequently buys and rents lists that it attempts to screen, improve, and cross reference before incorporating them into the Company's master list. The master list is subdivided into various combinations designed to place catalogs in the hands of individual purchase decision makers. The master list is also subdivided by relevant product types, seasons, and customer profiles.

         While SSG maintains a strong institutional customer base in rural and small metropolitan areas, the institutional markets in large metropolitan areas have historically been dominated by local sporting goods dealers and retailers. Over the last several years, there has been a growing trend of large metropolitan area school districts, city recreation departments, and other institutions submitting proposed purchases through competitive bids. In response to this trend, SSG intensified its bid related sales efforts by having its Metro Marketing Group target large metropolitan area school districts and institutions in an effort to include SSG's products among those specified on bid invitations.

         THE ATHLETIC CONNECTION marketing division was established in 1992 to market certain of the Company's products, principally MacGregor brand products, to sporting goods team dealers who also market these products to institutional customers. Products are marketed through annual catalogs and commissioned sales representatives to team dealers as opposed to institutional customers targeted by the Sport Supply Group marketing division.

         THE YOUTH SPORTS marketing division concentrates on selling team sports products to independent youth leagues. The Youth Sports division utilizes outbound telemarketing and a master catalog in conjunction with a supplier contract with Little League Baseball, Inc. to reach this marketplace. In addition to the sports products, the Youth Sports division is also capable of providing trophies and fund raising products. On May 15, 1996, SSG entered into a five-year Advertising and Distribution Agreement with Hershey Chocolate U.S.A. Pursuant to this Agreement, SSG advertises and distributes promotional materials featuring Hershey fund raising programs and products to youth sports leagues and teams and also sells Hershey Chocolate products to its customers.

CUSTOMERS

         The Company's revenues are not dependent upon any one or a few major customers. Instead, the Company enjoys a very large and diverse customer base. The Company's customers include all levels of public and private schools, colleges, universities and military academies, municipal and governmental agencies, military facilities, churches, clubs, camps, hospitals, youth sports leagues, non-profit organizations and team dealer suppliers. SSG believes its customer base in the United States is the largest in the institutional direct mail market. The Company's institutional customers typically receive annual appropriations for sports related equipment, which appropriations are generally spent in the period preceding the season in which the sport or athletic activity occurs. While institutions are subject to budget constraints, once allocations have been made, aggregate levels of expenditures are typically not reduced.

         Approximately 8%, 10%, and 10% of the Company's sales (excluding sales relating to the Company's discontinued operations) in fiscal 1996, 1995 (which consisted of the ten months ending October 31, 1995) and 1994, respectively, were to the United States Government, a majority of which sales were to military installations. SSG has a contract with the General Services Administration (the "GSA Contract") that grants the Company an "approved" status when attempting to make sales to military installations or other governmental agencies. The existing GSA Contract expires in December 2001. Under the GSA Contract, the Company agrees to sell approximately 700 products to United States Government agencies and departments at catalog prices or at prices consistent with any discount provided to other customers of the Company. Products sold to the United States Government under the GSA Contract are always sold at the Company's lowest offered price. The Company also has a contract with the General Services Administration for the sale of approximately 40 camp related products with terms similar to the GSA Contract. This contract expires in August 2002.

         SSG also sells products not covered by the GSA Contract to United States Government customers, although the appropriation process for purchases of these products differs. These sales are made through a U.S. Government non-appropriated fund contract. This contract is administered by the United States Air Force and is scheduled to expire on September 30, 1997. Subject to certain conditions, the Company has an option to renew this contract through September 30, 1999. Although the Company currently intends to renew this contract upon its expiration in September 1997, no assurance can be made that the contract will be renewed. See Note 6 to the consolidated financial statements included in Item 8. -- "Financial Statements and Supplementary Data."

SEASONAL FACTORS AND BACKLOG

         Historically, SSG's revenues have peaked in the second and third calendar quarters of each year due primarily to the budgeting procedures of many of its customers and the seasonal demand for product offered by the Company and the first and fourth calendar quarters are generally down because of the lessening of demand arising from decreased sports activities, adverse weather conditions inhibiting customer demand, holiday seasons and school recesses. The Company is reviewing and considering the distribution of other related products to counteract this cyclical trend. See Note 12 to the consolidated financial statements included in Item 8. -- "Financial Statements and Supplementary Data."

         SSG had a backlog for continuing operations of approximately $2,174,000 at November 1, 1996, compared to approximately $2,235,000 at October 31, 1995.

MANUFACTURING AND SUPPLIERS

         The Company manufactures many of the products it distributes at its four manufacturing facilities. See Item 2. -- "Properties." Game tables, gym mats, netting, and tennis and baseball equipment are manufactured in the Company's two Anniston, Alabama plants. Gymnastics equipment is manufactured at SSG's facility in Cerritos, California. Items of steel and aluminum construction, such as soccer field equipment and weight room equipment, are principally manufactured at SSG's facilities in Farmers Branch, Texas.

         Certain products manufactured by the Company are custom-made (such as tumbling mats ordered in color or size specifications), while others are standardized. The principal raw materials used by the Company in manufacturing are, for the most part, readily available from several different sources. Such raw materials include foam, vinyl, nylon thread, steel and aluminum tubing, wood, slate, and cloth. Except as noted above, items not manufactured by SSG are purchased from various suppliers primarily located in the United States, the Republic of China (Taiwan), South Korea, Australia, the Philippines, Thailand, the People's Republic of China, Pakistan, and Germany. SSG has no significant purchase contracts with any major supplier of finished products, and most products purchased from suppliers are readily available from other sources. The Company purchases most of its finished product in U.S. dollars and is therefore not subject to exchange rate differences.

COMPETITION

         SSG competes in the institutional market principally with local sporting goods dealers and retail sporting goods stores, which collectively dominate the institutional market. Dealers and retail stores occasionally fill institutional orders with Company products. Due to the formation of The Athletic Connection marketing division in 1992, sales of SSG's institutional products to local sporting goods team dealers have increased annually. The Company has identified approximately 15 other direct mail companies in the institutional market. SSG believes that most of these competitors are substantially smaller than SSG in terms of geographic coverage, products offered, and revenues.

         The Company competes in the institutional market principally on the basis of price, product availability and customer service. SSG believes it has an advantage in the institutional market over traditional sporting goods retailers and team dealers because its selling prices do not include comparable price markups attributable to wholesalers, manufacturers, and/or distributors. In addition, the Company's ability to control the availability of goods it manufactures enables it to respond more rapidly to customer demand. SSG believes its direct mail competitors operate primarily as wholesalers and distributors, with little or no manufacturing capability.

         While large sporting goods companies such as Wilson Sporting Goods Co., Spalding Sporting Goods, a division of Evenflo, Inc., Rawlings Sporting Goods, and Russell Athletic Company dominate the marketing of sports related equipment in the United States, SSG does not compete directly with such companies. Rather, certain of these companies supply products to SSG as well as retail sporting goods stores and team dealers, the Company's primary competitors in the institutional market.

GOVERNMENT REGULATION

         Many of the Company's products are subject to 15 U.S.C. ss.ss. 2051-2084 (1992 and Supp. 1996), among other laws, which empowers the Consumer Product Safety Commission (the "CPSC") to protect consumers from hazardous sporting goods and other articles. The CPSC has the authority to exclude from the market certain articles which are found to be hazardous, and can require a manufacturer to refund the purchase price of products that present a substantial product hazard. CPSC determinations are subject to court review. Similar laws exist in some states and cities in the United States.

PRODUCT LIABILITY AND INSURANCE

         Because of the nature of the Company's products, SSG is periodically subject to product liability claims resulting from personal injuries. The Company from time to time may become involved in various lawsuits incidental to the Company's business, some of which will relate to claims of injuries allegedly resulting in substantial permanent paralysis. Significantly increased product liability claims continue to be asserted successfully against manufacturers and distributors throughout the United States resulting in general uncertainty as to the nature and extent of manufacturers' and distributors' liability for personal injuries. See Item 3 -- "Legal Proceedings."

         There can be no assurance that the Company's general product liability insurance will be sufficient to cover any successful product liability claims made against the Company. Any claims substantially in excess of the Company's insurance coverage, or any substantial claim not covered by insurance, could have a material adverse effect on the Company's results of operations and financial condition.


EMPLOYEES

         On November 1, 1996, SSG had approximately 422 full-time employees in its core institutional business, 121 of whom were involved in the Company's manufacturing operations. SSG also hires part-time and temporary employees primarily during the summer months. On November 1, 1996, SSG also had approximately 99 full-time employees in its golf operations. None of the Company's employees are represented by a union, and the Company believes its relations with its employees is good.


                       EXECUTIVE OFFICERS OF THE COMPANY

                                                                                                                   Year
                                                                                                                  First
                                                                                                                  Became
      Name                               Age                     Present Position                                Officer
      ----                               ---                     ----------------                                -------

Geoffrey P. Jurick                        56            Chairman of the Board and                                  1996
                                                        Chief Executive Officer


Peter S. Blumenfeld                       48            President and Chief Operating                              1991
                                                        Officer

John P. Walker                            33            Executive Vice President and Chief Financial               1996
                                                        Officer

Terrence M. Babilla                       34            General Counsel and Secretary                              1995


            All officers are elected for a term of one year or until their successors are duly elected.

ITEM 2.  PROPERTIES.

         The Company leases (i) a 135,000 square foot corporate headquarters and manufacturing facility and (ii) a 181,000 square foot warehouse facility, each of which is located in Farmers Branch, Texas. The 135,000 square foot facility is under a lease expiring in July 1999, with a five year renewal option. The 181,000 square foot warehouse facility is under a lease expiring in December 2004, with two (2) five year renewal options. The Company also leases a 45,000 square foot gymnastics equipment manufacturing facility in Cerritos, California. The Company's lease in California expires in December 2001.

         The Company owns (i) a 35,000 square foot foam product and netting manufacturing plant and (ii) a 45,000 square foot game table manufacturing plant, both of which are located in Anniston, Alabama.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company from time to time becomes involved in various claims and lawsuits incidental to its business. In the opinion of management of the Company, any ultimate liability arising out of the currently pending product liability claims and business related lawsuits will not have a material adverse effect on the financial condition or results of operations of the Company unless the claim substantially exceeds the Company's insurance coverage. See
Item 1. -- "Business -- Product Liability and Insurance."

         As previously reported, a complaint was filed in June 1996 by X-Outs, Inc., formerly known as International Golf, Inc. ("X-Outs") and Levco Group, Ltd. with the District Court in Tarrant County, Texas (the "Complaint"). The Complaint named the Company and certain officers of the Company as defendants. The Complaint arose out of the Company's acquisition of X-Outs' assets in 1994. The Complaint made a number of allegations, including breach of contract and breach of fiduciary duties. The Plaintiffs sought to recover approximately $600,000 in actual damages plus $15 million in punitive damages. In light of the substance of the Complaint and the expense, time, merits and uncertainty of litigation, on January 6, 1997, the Company agreed to an out of court settlement with the Plaintiffs for an amount less than the recovery of actual damages sought in the Complaint and the Company has accrued this amount in fiscal year 1996. The amount is not material to the financial position or results of operations. The Company did not pay any punitive damages. Plaintiffs have dismissed the Complaint against all defendants with prejudice.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.

                                    PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         SSG's common stock, par value $.01 per share (the "Common Stock") is traded on the New York Stock Exchange, Inc. ("NYSE") under the symbol GYM. SSG's Common Stock Purchase Warrants, which were distributed as a special dividend to the Company's stockholders on December 27, 1993 (the "1993 Warrants"), are traded on the American Stock Exchange, Inc. ("AMEX") under the symbol GYMW. As of January 8, 1997, there were 3,031 holders of the Common Stock (including individual security position listings). The following table sets forth the range for the periods indicated of the high and low sales prices for the Common Stock and the 1993 Warrants (after giving effect to the 5 for 4 stock split declared by the Company on January 26, 1994). The first three quarterly periods for 1995 in the table set forth below are based on calendar quarters. There is no fourth quarter 1995 information set forth in the following table due to the Company's change in its fiscal year end from December 31 to October 31.

                                                          Common Stock                                1993 Warrants
                                                          ------------                                -------------

                                                    High                   Low                  High                   Low
                                                    ----                   ---                  ----                   ---
1995                   First Quarter               14-1/4                10-1/4                 2-7/8                1-7/8
                       Second Quarter              14-3/4                12-1/8                 2-7/8                  2
                       Third Quarter               13-1/8                10-3/4                 2-1/4               1-13/16

1996                   First Quarter                8-5/8                 6-3/4                 1-1/4                  5/8
                       Second Quarter               8-1/8                 6-1/8                   3/4                  3/8
                       Third Quarter                8-1/4                 4-5/8                  13/16                 1/8
                       Fourth Quarter               7-7/8                 5-1/8                   7/16                 3/16


         Total cash dividends paid during fiscal 1995 were $603,779. Cash dividends totaling $201,650 were declared on October 20, 1995 and paid on November 22, 1995. The Company announced on January 2, 1996 that it terminated its annual cash dividend policy effective immediately. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its capital stock in the foreseeable future.

         On December 10, 1996, pursuant to a Securities Purchase Agreement dated November 27, 1996 between Emerson and the Company (the "Purchase Agreement"), Emerson acquired directly from the Company (i) 1,600,000 shares of newly-issued Common Stock (the "Emerson Shares") for an aggregate cash consideration of $11,500,000 or approximately $7.19 per share, and (ii) 5-year warrants (the "Emerson Warrants") to acquire an additional 1,000,000 shares of Common Stock at an exercise price of $7.50 per share, subject to standard anti-dilution adjustments, for an aggregate cash consideration of $500,000. In addition, Emerson agreed to arrange for foreign trade credit financing of $2.0 million for the benefit of the Company to supplement the Company's existing credit facilities. As a result of the change in control, the Chief Executive Officer resigned and was replaced by a designee of Emerson. See Item 12 -- "Security Ownership of Certain Beneficial Owners and Management" and Item 13 -- "Certain Relationships and Related Transactions". The Emerson Shares and Emerson Warrants were sold in a privately negotiated transaction pursuant to
Section 4(2) of the Securities Act of 1933, as amended (i.e., a transaction by an issuer not involving a public offering).

ITEM 6.  SELECTED FINANCIAL DATA.

         The following tables set forth certain historical financial data for the Company. The historical financial data has been derived from the audited financial statements of the Company. The historical data below should be read in conjunction with Item 7. -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and notes thereto included in Item 8. -- "Financial Statements and Supplementary Data."


                            SELECTED FINANCIAL DATA
                (Amounts in thousands, except per share amounts)

                                                   YEAR ENDED   TEN MONTHS ENDED            YEAR ENDED DECEMBER 31,
                                                   NOVEMBER 1,    OCTOBER 31,       ------------------------------------
                                                     1996           1995             1994           1993           1992
                                                     ----           ----            -------        ------          -----
STATEMENT OF EARNINGS DATA:
Net revenues                                   $     80,521    $     65,134    $     66,920    $     58,817   $     50,454

Gross profit                                         29,955          25,259          26,326          23,551         20,647

Operating profit (loss)                                 (65)          3,894           5,162           5,694          4,679

Interest expense                                      1,372           1,126             973           1,039            892

Other income (expense), net                              38             209              (5)             24            175

Cumulative effect of accounting change                 --              --              --                50           --

Earnings (loss) from continuing operations             (964)          1,847           2,802           3,324          2,654

Earnings (loss) from discontinued operations        (17,773)           (457)          1,900             482            397
Net earnings (loss)                                 (18,737)          1,390           4,702           3,806          3,051
Net earnings (loss) per common share from
   continuing operations(1)                           (0.14)           0.27            0.42            0.65           0.56
Net earnings (loss) per common share from
   discontinued operations(1)                         (2.63)          (0.07)           0.28            0.09           0.08
Net earnings (loss) per common share(1)        $      (2.77)   $        .20    $        .70    $        .74   $        .64
Weighted average common shares
    outstanding(1)                                    6,768           6,950           6,760           5,154          4,790
Cash dividends declared per
    common share (2)                                   --      $        .12    $        .13    $        .16   $        .16



                                             AT NOVEMBER 1      AT OCTOBER 31             AT DECEMBER 31,
                                             -------------      -------------    --------------------------------
BALANCE SHEET DATA:                              1996               1995         1994         1993           1992
                                                 ----               -----        -----        ----           ----
Working capital                                 $21,322            $42,231      $32,886      $25,840        $18,067

Total assets                                     70,009             86,355       71,616       45,574         38,389

Long-term obligations, net                       24,338             29,199       16,698        5,578         13,919

Total liabilities                                40,846             38,745       25,143       10,618         21,601

Stockholders' equity                             29,163             47,610       46,473       34,956         16,788





(1)  Reflects the 5 for 4 stock split declared during January, 1994.

(2) Dividends declared in 1995 consisted of a $0.03 per share dividend for the first three calendar quarters. Dividends declared in 1994 consisted of a $0.04 per share dividend for the fourth calendar quarter of 1993 and a $0.03 per share dividend for the first, second and third calendar quarters of 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following table sets forth, for the periods indicated, certain items related to the Company's continuing operations as a percentage of net revenues. During 1995, the Company changed its financial reporting year end from December 31 to October 31. Consequently, the fiscal year ended October 31, 1995 is a transition period consisting of ten calendar months. See Note 1 to the consolidated financial statements included in Item 8. - "Financial Statements and Supplementary Data".

                                                                        Fiscal Year Ended
                                             -------------------------------------------------------------------------------

                                                   November 1,                  October 31,                December 31,
                                                      1996                          1995                       1994
                                                      ----                          ----                       ----
Net revenues (in thousands)                          $80,521                      $65,134                     $66,920
                                                     100.0%                        100.0%                     100.0%
Cost of sales                                         62.8%                        61.2%                       60.7%
Selling, general and administrative
    expenses                                          37.3%                        32.8%                       31.6%
                                             -----------------------       ----------------------      ---------------------

Operating profit (loss)                              (0.1)%                         6.0%                       7.7%
                                             =======================       ======================      =====================




         In May 1996, the Company sold substantially all of the assets of its Gold Eagle Professional Golf Products Division ("the Gold Eagle Division") and approved a formal plan to dispose of its remaining retail segment operations comprised of golf balls and golf related accessories. See Note 9 to the consolidated financial statements included in Item 8. - "Financial Statements and Supplementary Data". As a result, the accompanying consolidated financial statements present SSG's retail segment as a discontinued operation. Due to the change in the Company's fiscal year end from December 31 to October 31 and because the fiscal year ended October 31, 1995 is comprised only of a ten month period, certain comparisons of operating results may not be meaningful when comparing 1996 to 1995 and 1995 to 1994. Therefore, certain financial data for 1996 and 1995 presented within this section also includes (where indicated) comparative information relative to the twelve months ended October 31, 1995 (which information is unaudited) to provide a more meaningful discussion of comparable operating results. In addition, certain financial data for 1994, presented within the section includes (where indicated) comparative information relative to the ten months ended October 31, 1994 (which information is unaudited). The following discussion regarding 1996 as compared to 1995 and 1995 as compared to 1994, unless otherwise indicated, relates to the Company's continuing operations only.

1996 COMPARED TO 1995

Net Revenues. Net revenues for the fiscal year ended November 1, 1996 increased by approximately $15.4 million (23.6%) as compared to the fiscal year ended October 31, 1995 and $7.0 million (9.5%) as compared to the twelve month period ended October 31, 1995. The increase in net revenues reflects increased sales in substantially all operating divisions, including increases in revenues associated with youth sports league customers, partially offset by declines in revenues associated with the United States Government. The Company believes these declines are attributable to the continued downsizing of military installations and work stoppages of various government agencies during fiscal 1996.

Gross Profit. Gross profit for the fiscal year ended November 1, 1996 increased by approximately $4.7 million (18.6%) as compared to the fiscal year ended October 31, 1995 and $1.5 million (5.2%) as compared to the twelve month period ended October 31, 1995. As a percentage of net revenues, gross profit decreased to 37.2% in 1996 from 38.8% for the fiscal year ended October 31, 1995. The decrease in gross profit as a percentage of net revenues is primarily attributable to a $950,000 provision to establish an inventory reserve in the fourth quarter of 1996 and higher sales mix related to youth sports leagues which are at lower margins than the Company's institutional business. The inventory reserve reflects management's periodic assessment of the carrying value of the Company's inventory and the Company's strategy to dispose of slow-moving or obsolete inventory. During fiscal year 1996, the Company intensified its marketing efforts relating to youth sports leagues with new product offerings and very aggressive pricing strategies designed to increase its market penetration. As a result of these efforts, revenues associated with youth sports league customers increased as a percentage of total revenues but contributed to the decrease in gross profit as a percentage of net revenues. In the event that revenues related to youth sports leagues continue to represent a larger percentage of total revenues, the Company may continue to experience a decrease in gross profit as a percentage of net revenues in future periods because such sales have historically had lower gross margins than SSG's base institutional business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the fiscal year ended November 1, 1996 increased by approximately $8.7 million (40.5%) as compared to the fiscal year ended October 31, 1995 and $4.9 million (19.5%) as compared to the twelve month period ended October 31, 1995. The increase in these expenses was primarily due to the following factors:

(i) An increase in expenses relating to the Company's primary distribution facility for the twelve months ended November 1, 1996 as compared to the twelve month period ended October 31, 1995. This facility was opened during April 1995 and therefore was not operational for the entire twelve month period ended October 31, 1995. Such expenses include labor, rent and depreciation. This unfavorable trend is expected to diminish in future periods as prior year results of operations will include costs associated with this facility.

(ii)  An increase in payroll costs associated with an increase in employees.

(iii) An increase in freight costs associated with the increase in net revenues. As a percentage of net revenues, freight costs (net of freight costs recovered from customers) increased for fiscal year 1996 compared to the twelve months ended October 31, 1995. This increase was due primarily to revenues associated with youth sports leagues. As a result of the Company's pricing strategy with respect to youth sports leagues discussed above, billable freight costs from sales to youth sports league customers are lower than SSG's historical institutional business. In addition, during 1996 the Company strategically elected to change its primary freight carrier in order to improve customer service. Average shipping rates of the new carrier were higher than SSG's previous carrier. The Company has subsequently negotiated lower freight rates with a different carrier.

(iv) Expenses relating to the Company's participation in the 1996 Olympic summer games. These expenses include royalties, travel, and miscellaneous advertisements incurred during fiscal 1996, which were partially offset by the sale of products used in the Olympic games.

(v) An increase in the provision for receivables relating primarily to SSG's youth sports league customers based upon on-going credit evaluations. If SSG's youth sports league revenues continue to represent a larger percentage of total revenues, the Company may experience an increase in concentration of credit risk within this market. Management will continue to perform on-going credit evaluations and provide provisions for estimated losses.

(vi) An increase in advertising expenses due to the expansion of the Company's marketing efforts, primarily expenses relating to catalogs mailed to customers and additional advertising relating to the youth sports league division. Although management is not aware of any pending increases in paper costs or postal rates, any such increases could negatively impact future operating results.

(vii) An increase in professional fees and expenses relating to legal and financial services provided to the Company in connection with the Company's efforts to arrange additional debt and equity financing, including fees and expenses relating to the Emerson transaction. As these costs are nonrecurring, management does not expect such costs to affect future operating results. Notwithstanding the foregoing, approximately $972,000 of "change in control" payments paid to certain employees of the Company in December 1996 will be included as a charge in future operating results. See Note 10 to the consolidated financial statements included in Item 8. -- "Financial Statements and Supplementary Data").

(viii) The write-off of certain software and forecasting systems because the Company has determined these assets are not being used or have no future benefit.

Operating Profit (Loss). Operating profit decreased by approximately $3.9 million to a loss of $65,165 in fiscal 1996 from a profit of $3.9 million for the fiscal year ended October 31, 1995 and $3.4 million (101.9%) as compared to the twelve month period ended October 31, 1995. As a percentage of net revenues, operating loss was 0.1% in fiscal 1996 as compared to a profit of 6.0% for the fiscal year ended October 31, 1995. The decrease in operating profit, both in dollar amount and as a percentage of net revenues, reflects the impact of the increase in operating expenses and the decrease in gross profit percentages as discussed above.

Interest Expense. Interest expense increased approximately $246,000 (21.8%) to $1.4 million in fiscal 1996 from $1.1 million for the fiscal year ended October 31, 1995 and $31,000 (2.3%) as compared to the twelve month period ended October 31, 1995. The increase in interest expense reflects higher borrowing rates associated with the Company's senior credit facility as compared to the Company's borrowing rates in 1995, partially offset by a decrease in average borrowing levels. The decrease in average borrowing levels was primarily the result of debt payments with the proceeds generated from the sale of the Gold Eagle Division. See Note 3 to the consolidated financial statements included in
Item 8 -- "Financial Statements and Supplementary Data" for a discussion of the higher interest rates associated with the Company's senior credit facility. The Company will incur less interest expense in future periods if it is successful in its efforts to sell or liquidate all or substantially all of the assets related to the Company's discontinued operations. No assurance can be given that the Company's efforts will be successful. Due to the Emerson transaction and planned disposition of the remaining operations of the retail segment, management anticipates lower interest expense in future periods.

Provision (Benefit) for Income Taxes. The provision for income taxes decreased approximately $1.6 million to a benefit of $436,000 in fiscal 1996 from a provision of $1.1 million in fiscal 1995. The Company's effective tax rate decreased to 31.1% in fiscal 1996 from 38.0% in fiscal 1995. See Note 4 to the consolidated financial statements included in Item 8 -- "Financial Statements and Supplementary Data".

Earnings (Loss) from Continuing Operations. Earnings (loss) from continuing operations decreased approximately $2.8 million to $(964,000) in 1996 from $1.8 million in fiscal 1995. As a percentage of net revenues, the loss was 1.2% as compared to earnings of 2.8% in fiscal 1995. Earnings (loss) from continuing operations per common share was a loss of $0.14 per share in 1996 as compared to earnings of $0.27 per share in fiscal 1995, which reflects the reduction in earnings (loss) offset by a slight decrease in weighted average shares outstanding. The weighted average shares outstanding in future periods will be increased as a result of the Emerson transaction.

Earnings (Loss) from Discontinued Operations. As previously discussed, in May 1996, the Company sold its golf accessory business and adopted a formal plan to dispose of its remaining operations which comprise its retail segment. For the year ended November 1, 1996, the loss from discontinued operations was $2.2 million and the Company recorded an estimated loss on disposal of $15.5 million including estimated operating losses through disposal date. At November 1, 1996, total reserves related to discontinued operations were approximately $15.0 million. The Company has received indications of interest with respect to the sale of the remaining retail operations.


1995 COMPARED TO 1994

Net Revenues. Net revenues for the fiscal year ended October 31, 1995 decreased by approximately $1.8 million (2.7%) as compared to the year ended December 31, 1994 and increased by approximately $10.5 million (19.1%) as compared to the ten month period ended October 31, 1994. The decrease reflects the ten month period in 1995 as compared to a twelve month period in 1994. The increase as compared to the ten month period was due to increased sales in substantially all customer classifications and operating divisions within the institutional segment.

Gross Profit. Gross profit for the fiscal year ended October 31, 1995 decreased by approximately $1.1 million (4.0%) as compared to the year ended December 31, 1994 and increased by approximately $3.7 million (17.2%) as compared to the ten month period ended October 31, 1994. As a percentage of net revenues, gross profit decreased to 38.8% in fiscal 1995 from 39.3% for the year ended December 31, 1994. The decrease in gross profit as a percentage of net revenues also reflects, among other factors, an increase in sales related to SSG's youth sports leagues, as such sales have historically had lower gross margins than SSG's base institutional business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the fiscal year ended October 31, 1995 increased by approximately $201,000 (1.0%) as compared to the year ended December 31, 1994 and by $5.9 million (38.1%) as compared to the ten month period ended October 31, 1994. The increase in these expenses was primarily due to the following factors:

(i) Operating costs associated with the Company's new distribution facility, as such costs were higher than those historically experienced by SSG. The increase in these costs was attributable to higher labor costs, higher rent and depreciation charges, higher shipping-related costs and start-up costs associated with bringing the facility on-line. These cost increases more than offset cost savings achieved by consolidating several warehouses into this facility.

(ii) An increase in the provision for receivables relating to SSG's youth sports league customers based upon on-going credit evaluations.

(iii) An increase in costs associated with catalogs mailed to customers due to increases in paper costs and increases in postal rates implemented in early 1995.

(iv) An increase in costs associated with health insurance provided to employees. The Company has a partially self-insured health insurance plan and experienced an increase in claims during 1995 due to the increase in its employee base resulting from acquisitions in 1994 and 1995, as well as an increase in the number of claims that reached the plan's stop-loss limit.

(v) The write-off of acquisition related costs on pending acquisitions that management determined would not be consummated and that were charged to operating expense during the current year.

(vi) An increase in amortization charges resulting from goodwill associated with acquisitions in 1994 and 1995.

(vii) An increase in provisions for property taxes resulting from the increase in inventories.

(viii) Increases in estimated allowances for sales returns and accruals for employee benefits due to the change in the Company's fiscal year.

Operating Profit. Operating profit decreased by approximately $1.3 million (24.6%) to $3.9 million in fiscal 1995 from $5.2 million for the year ended December 31, 1994. As a percentage of net revenues, operating profit decreased to 6.0% in fiscal 1995 from 7.7% for the year ended December 31, 1994. The decrease in operating profit, both in dollar amount and as a percentage of net revenues, reflects the increase in operating expenses as discussed above.

Interest Expense. Interest expense increased approximately $153,000 (15.7%) to $1.1 million in 1995 from $973,000 in 1994. The increase in interest expense reflects higher average borrowing levels associated with the Company's senior credit facility as compared to the Company's average borrowing levels in 1994. The increase in average borrowing levels resulted primarily from cash payments related to acquisitions, capital expenditures related to equipment utilized in the Company's new distribution facility, and an increase in working capital requirements. The increase in working capital requirements was primarily due to the following factors:

(i) An increase in inventories due to anticipated requirements for youth sports league related sales.

(ii) An increase in receivables primarily due to the seasonality of the Company's business and change in fiscal year.

Other Income (Expense). Other income increased approximately $213,453 in fiscal 1995 from $(4,558) in 1994. The increase in other income reflects a gain of approximately $199,000 realized from the sale of 356,000 shares of Riddell Sports Inc. common stock. See Note 1 to the consolidated financial statements included in Item 8 -- "Financial Statements and Supplementary Data".

Provision for Income Taxes. The provision for income taxes decreased approximately $251,000 (18.2%) to $1.1 million in fiscal 1995 from $1.4 million in 1994. The Company's effective tax rate increased to 38.0% in fiscal 1995 from 33.0% in 1994. The increase in the Company's effective tax rate was due to an increase in provisions for state income taxes and the effects of benefits recorded in 1994 from the reversal of taxes previously provided in excess of required amounts. See Note 4 to the consolidated financial statements included in Item 8 -- "Financial Statements and Supplementary Data".

Earnings from Continuing Operations. Net earnings decreased approximately $956,000 (34.1%) to $1.8 million in 1995 from $2.8 million in 1994. As a percentage of net revenues, net earnings decreased to 2.8% in 1995 from 4.2% in 1994. Net earnings from continuing operations per common share decreased to $0.27 per share in 1995 from $0.42 per share in 1994, which reflects the reduction in net earnings and a slight increase in weighted average shares outstanding.


LIQUIDITY AND CAPITAL RESOURCES

As of November 1, 1996, SSG was not in compliance with one of the financial covenants contained in SSG's Senior Secured Credit Agreement. Although SSG's senior lender declared SSG in default and increased the interest rate on all outstanding borrowings by two percentage points effective as of September 19, 1996, the senior lender allowed SSG to remain in violation of this covenant and continued to advance funds to SSG pursuant to the terms of the credit agreement.

On November 27, 1996, the Company entered into an agreement with its senior lender whereby the senior lender waived the default described above and amended certain provisions of the Senior Secured Credit Agreement. The amendment included (i) reducing the credit facility to $25 million, (ii) consolidating the Company's outstanding term loans, (iii) reducing the interest rates to pre-default interest rates, (iv) changing the expiration date and (v) reducing the number of financial covenants from seven to two. The two remaining covenants, which are based only on continuing operations, consist of a minimum earnings before interest, taxes, depreciation and amortization calculation and a minimum tangible net worth calculation. At November 1, 1996, the Company was in compliance with the debt covenants as amended and the Company believes it will remain in compliance with the financial covenants in 1997. The maturity date of the Senior Secured Credit Agreement is November 14, 1997. Accordingly, the debt is reflected in noncurrent liabilities as of November 1, 1996. The Company and its senior lender are in the process of amending and restating the Senior Secured Credit Agreement to, among other things, (i) extend the expiration date to 1999 and (ii) remove the senior lender's participants from the lending agreement.

The Company also entered into a Securities Purchase Agreement with Emerson Radio Corp. ("Emerson") on November 27, 1996 (the "Purchase Agreement"). Pursuant to the Purchase Agreement, on December 10, 1996 Emerson acquired directly from SSG (i) 1,600,000 shares of newly-issued Common Stock for an aggregate consideration of $11,500,000 (the "Emerson Shares") and (ii) five-year warrants to acquire an additional 1,000,000 shares of Common Stock at an exercise price of $7.50 per share for an aggregate consideration of $500,000 (the "Emerson Warrants"). In addition, Emerson agreed to arrange for foreign trade credit financing of $2.0 million for the benefit of SSG to supplement SSG's existing credit facilities. The proceeds received from Emerson were applied to reduce the Company's outstanding bank indebtedness. See also Item
12 - - Security Ownership of Certain Beneficial Owners and Management and
Item 13 -- Certain Relationships and Related Transactions.

The Company's ability to borrow funds under its revolving credit facility is based upon certain percentages of eligible trade accounts receivable and eligible inventories. As of November 1, 1996, the Company had total borrowings under its senior credit facility of approximately $24.4 million and outstanding letters of credit for foreign purchases of inventory of approximately $2.3 million. The net decrease of $4.6 million in borrowings under the senior credit facility compared to October 31, 1995 reflects a repayment of approximately $5.0 million from the proceeds of the sale of the Gold Eagle Division during May, 1996, partially offset by cash payments made on a note payable related to a 1995 acquisition.

As of January 17, 1997, the Company had total borrowings under its senior credit facility of approximately $14.0 million and outstanding letters of credit for foreign purchases of inventory of approximately $2.2 million. The net decrease of $10.4 million in borrowings under the senior credit facility compared to November 1, 1996 reflects a repayment of approximately $12.0 million from the sale of the Emerson Shares and Emerson Warrants. Due to the decrease in borrowings as well as the planned disposition of the discontinued operations, management anticipates a decrease in interest expense for future operating results.

The Company's consolidated working capital decreased approximately $25.6 million during the fiscal year ended November 1, 1996 from $42.2 million at October 31, 1995 to $16.7 million at November 1, 1996. The decrease in working capital is primarily a result of: (i) the after-tax noncash charge of approximately $15.5 million relating to the estimated loss on disposal of the Company's retail segment operations and (ii) an increase of approximately $2.7 million in trade payables relating to the Company periodically delaying payments to certain of its trade and other creditors. However, as of January 20, 1997, all creditors have been paid current.

The Company believes it will satisfy its short-term and long-term liquidity needs from borrowings under its senior credit facility, cash flows from operations and estimated proceeds from the disposal of discontinued operations, if consummated.

As of November 1, 1996, the Company had no material commitments for capital expenditures. The Company believes it will be able to satisfy its projected capital equipment requirements in the foreseeable future from borrowings under the senior credit facility and cash flows from operations.

Total cash dividends paid during fiscal 1995 were $603,779. During October 1995, a $0.03 per share dividend was declared which was paid subsequent to October 31, 1995. During January 1996, the Company announced that it had terminated its annual cash dividend policy. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its capital stock in the foreseeable future.

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS OR FUTURE OPERATING
RESULTS

This report contains various forward looking statements and information that are based on Management's beliefs as well as assumptions made by and information currently available to Management. When used in this report, the words "anticipate", "estimate", "expect", "predict", "project", and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Among the key factors that may have a direct bearing on the Company's results are set forth below.

Future trends for revenues and profitability remain difficult to predict. The Company continues to face many risks and uncertainties, including: general and specific market economic conditions, United States Government sales, risk of nonpayment of accounts receivable, competitive factors, and foreign supplier related issues.

The general economic condition in the U.S. could affect pricing on raw materials such as metals and other commodities used in the manufacturing of certain products. The Company believes it will be able to pass any significant price increases on to its customers; however, any price increases could have an adverse effect on revenues and costs.

Approximately 8% of the Company's institutional sales are made to the U.S. Government, a majority of which are made to military installations. Anticipated reductions in U.S. Government spending could reduce funds available to various government customers for sports related equipment, which could adversely affect the Company's results of operations.

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

The Company is in the process of disposing its discontinued operations either through a sale of all or substantially all of the assets of discontinued operations to a single entity or a liquidation, or a combination of a sale and liquidation. The Company has recorded several charges in the past to record the net assets of the discontinued operation at estimated realizable value and for anticipated operating losses during the estimated twelve month disposal period. The current value of discontinued operations is based upon current estimates made by management and no assurance can be made that the Company's discontinued operations will be disposed of for an amount greater than or equal to the net realizable value as reported on the Company's financial statements included in this report. If the discontinued operations are disposed of for an amount less than the book value or if the Company is unable to dispose of such operations, the Company will be required to record additional charges to discontinued operations. These charges could materially adversely affect the Company's results of operations.

The Company believes it has the product offerings and competitive resources for continued success, but revenues, costs, margin, product mix, and profits are all influenced by a number of factors which are inherently uncertain and therefore difficult to predict.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SPORT SUPPLY GROUP, INC.

Index to Financial Statements

                                                                                            Page
                                                                                            ----
Report of Independent Public Accountants                                                     21

Consolidated Balance Sheets as of November 1, 1996 and October 31, 1995                      22

Consolidated Statements of Operations for the Year Ended November 1, 1996,
         the Ten Month Period Ended October 31, 1995 and for the Year Ended
         December 31, 1994                                                                   23

Consolidated Statements of Stockholders' Equity for the Year Ended November 1, 1996,
         the Ten Month Period Ended October 31, 1995 and for the Year Ended
         December 31, 1994                                                                   24

Consolidated Statements of Cash Flows for the Year Ended November 1, 1996,
         the Ten Month Period Ended October 31, 1995 and for the Year Ended
         December 31, 1994                                                                   26

Notes to Consolidated Financial Statements                                                   28

Financial statement schedules are omitted as the required information is presented in the consolidated financial statements or the notes thereto or is not necessary.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Sport Supply Group, Inc.:

         We have audited the accompanying consolidated balance sheets of Sport Supply Group, Inc. (a Delaware corporation) and subsidiary as of November 1, 1996 and October 31, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended November 1, 1996, the ten month period ended October 31, 1995 and for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sport Supply Group, Inc. and subsidiary as of November 1, 1996 and October 31, 1995, and the results of their operations and their cash flows for the year ended November 1, 1996, the ten month period ended October 31, 1995 and the year ended December 31, 1994 in conformity with generally accepted accounting principles.




                                                          ARTHUR ANDERSEN LLP

Dallas, Texas
January 29, 1997

                    SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                  AS OF NOVEMBER 1, 1996 AND OCTOBER 31, 1995

                                                                        November 1,    October 31,
                                                                          1996             1995
                                                                       ------------    ------------
CURRENT ASSETS :
        Cash                                                           $    435,213    $    570,467
        Accounts receivable --
               Trade, less allowance for doubtful accounts of
                   $552,000 in 1996 and $204,000 in 1995                 11,836,173      12,866,238
               Other                                                        138,994         571,807
        Income taxes receivable                                           1,343,579         209,931
        Inventories, net                                                 15,320,505      16,630,155
        Other current assets                                                899,588         919,657
        Deferred tax assets                                               5,883,341       2,127,035
        Net current assets of discontinued operations                          --        17,882,043
                                                                       ------------    ------------
               Total current assets                                      35,857,393      51,777,333
                                                                       ------------    ------------

DEFERRED CATALOG EXPENSES                                                 2,367,875       1,944,244

PROPERTY, PLANT AND EQUIPMENT :
        Land                                                                  8,663           8,663
        Buildings                                                         1,551,723       1,551,723
        Machinery and equipment                                           6,029,845       5,784,678
        Furniture and fixtures                                            2,900,870       3,338,119
        Leasehold improvements                                            2,365,821       2,160,901
                                                                       ------------    ------------
                                                                         12,856,922      12,844,084
        Less -- Accumulated depreciation and amortization                (6,779,589)     (6,350,550)
                                                                       ------------    ------------
                                                                          6,077,333       6,493,534
                                                                       ------------    ------------

DEFERRED TAX ASSETS                                                       4,492,847            --

COST IN EXCESS OF TANGIBLE NET ASSETS ACQUIRED,
        less accumulated amortization of $1,036,000 in 1996 and
        $918,000 in 1995                                                  3,053,780       3,318,896

TRADEMARKS, less accumulated amortization of $748,000 in
        1996 and $540,000 in 1995                                         3,551,801       3,759,846

OTHER ASSETS, less accumulated amortization of $1,078,000
        in 1996 and $1,053,000 in 1995                                      761,826       1,267,023

NET NONCURRENT ASSETS OF DISCONTINUED OPERATIONS                         16,365,572      17,794,413
                                                                       ------------    ------------
                                                                       $ 72,528,427    $ 86,355,289
                                                                       ============    ============

CURRENT LIABILITIES :
        Accounts payable                                               $  9,993,049    $  7,215,666
        Accrued property taxes                                              370,789         505,082
        Other accrued liabilities                                         1,806,334       1,270,674
        Notes payable and capital lease obligations, current portion        696,955         555,358
        Net current liabilities of discontinued operations                6,329,927            --
                                                                       ------------    ------------
                                                                         19,197,054       9,546,780
                                                                       ------------    ------------

DEFERRED GAIN                                                                33,137          50,023
DEFERRED INCOME TAXES                                                          --           263,005
NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS, net of
        current portion                                                  24,135,267      28,885,516

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
        Preferred stock, par value $0.01, 100,000 shares
               authorized, no shares outstanding in 1996 or 1995               --              --
        Common stock, par value $0.01, 20,000,000 shares
               authorized, 7,551,899 and 7,551,337 shares issued in
               1996 and 1995, 6,764,834 and 6,721,673 shares
               outstanding in 1996 and 1995                                  75,519          75,513
        Paid-in capital                                                  46,543,193      46,649,095
        Retained earnings (deficit)                                      (9,711,357)      9,025,140

        Treasury stock, at cost, 787,065 shares in 1996
               and 829,664 shares in 1995                                (7,744,386)     (8,163,543)
        Unrealized holding period gain                                         --            23,760
                                                                       ------------    ------------
                                                                         29,162,969      47,609,965
                                                                       ------------    ------------
                                                                       $ 72,528,427    $ 86,355,289
                                                                       ============    ============



The accompanying notes are an integral part of these financial statements.

                   SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
       For The Year Ended November 1, 1996, The Ten Month Period Ended
                               October 31, 1995
               And The Year Ended December 31, 1994 (See Note 1)


                                                              1996            1995            1994
                                                          ------------    ------------    ------------
NET REVENUES                                              $ 80,520,837    $ 65,133,959    $ 66,919,574

COST OF SALES                                               50,566,008      39,874,637      40,593,511
                                                          ------------    ------------    ------------

GROSS PROFIT                                                29,954,829      25,259,322      26,326,063

SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES                                               30,019,994      21,365,188      21,164,228
                                                          ------------    ------------    ------------

     Operating profit (loss)                                   (65,165)      3,894,134       5,161,835

OTHER INCOME (EXPENSE):

     Interest expense                                       (1,371,990)     (1,126,024)       (973,153)

     Other income (expense), net                                37,962         208,895          (4,558)
                                                          ------------    ------------    ------------

                                                            (1,334,028)       (917,129)       (977,711)

     EARNINGS (LOSS) FROM CONTINUING OPERATIONS
       BEFORE (PROVISION) BENEFIT FOR INCOME TAXES          (1,399,193)      2,977,005       4,184,124

(PROVISION) BENEFIT FOR INCOME TAXES                           435,536      (1,130,250)     (1,381,693)
                                                          ------------    ------------    ------------


EARNINGS (LOSS) FROM CONTINUING OPERATIONS                    (963,657)      1,846,755       2,802,431

DISCONTINUED OPERATIONS:

     Earnings (loss) from operations, net of income tax     (2,242,143)       (456,534)      1,899,470
       benefit (provision)
     Loss on disposal, net of income tax benefit           (15,530,697)           --              --
                                                          ------------    ------------    ------------
     Earnings (loss) from discontinued
       operations                                          (17,772,840)       (456,534)      1,899,470
                                                          ------------    ------------    ------------

NET EARNINGS (LOSS)                                       $(18,736,497)   $  1,390,221    $  4,701,901
                                                          ============    ============    ============

EARNINGS (LOSS) PER COMMON AND
     COMMON EQUIVALENT SHARE:

     Continuing operations                                $      (0.14)   $       0.27    $       0.42
     Discontinued operations                                     (2.63)          (0.07)           0.28
                                                          ------------    ------------    ------------

     Net earnings (loss)                                  $      (2.77)   $       0.20    $       0.70
                                                          ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
     COMMON AND COMMON
     EQUIVALENT SHARES OUTSTANDING                           6,768,488       6,949,984       6,759,726
                                                          ============    ============    ============





  The accompanying notes are an integral part of these financial statements.

                    SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED NOVEMBER 1, 1996, OCTOBER 31, 1995
                       AND DECEMBER 31, 1994 (SEE NOTE 1)

                                                        Common Stock           Preferred Stock
                                                  -----------------------   --------------------     Paid in           Retained
                                                     Shares       Amount     Shares      Amount      Capital     Earnings (Deficit)
                                                  -----------   ---------   -------     --------  -------------  ------------------
Balance, January 1, 1994                            7,418,436   $  74,184      --        $ --     $  43,074,778      $  4,522,403

Issuances of common stock upon exercises
   of outstanding stock options                       116,463       1,165                               832,204

Tax benefit from exercises of stock options                                                             304,616

Dividends declared to stockholders                                                                                       (783,956)

Reissuances of treasury stock                                                                         2,278,656

Increase in unrealized holding period loss

Net earnings                                                                                                            4,701,901
                                                  -----------   ---------    --------    -------  -------------      ------------

Balance, December 31, 1994                          7,534,899   $  75,349      --        $ --     $  46,490,254      $  8,440,348

Issuances of common stock upon
   exercises of outstanding stock
   options                                             16,438         164                               137,551

Tax benefit from exercises of
   stock options                                                                                         19,300

Dividends declared to stockholders                                                                                       (805,429)

Reissuances of treasury stock                                                                             1,990

Change in unrealized holding period gain (loss)

Net earnings                                                                                                            1,390,221
                                                  -----------   ---------    --------    -------  -------------      ------------

Balance, October 31, 1995                           7,551,337   $  75,513      --        $  --    $  46,649,095      $  9,025,140
                                                  -----------   ---------    --------    -------  -------------      ------------
                                                          Treasury Stock                  Unrealized
                                                  -------------------------------            Hoding
                                                     Shares            Amount          Period Gain (Loss)          Total
                                                  ----------------------------------------------------------------------------
Balance, January 1, 1994                          1,292,300        $ (12,715,590)           $ --               $  34,955,775

Issuances of common stock upon exercises
   of outstanding stock options                                                                                      833,369

Tax benefit from exercises of stock options                                                                          304,616

Dividends declared to stockholders                                                                                  (783,956)

Reissuances of treasury stock                      (450,235)           4,430,027                                   6,708,683

Increase in unrealized holding period loss                                                     (247,500)            (247,500)

Net earnings                                                                                                       4,701,901
                                                  ---------------------------------------------------------------------------

Balance, December 31, 1994                          842,065        $  (8,285,563)           $  (247,500)       $  46,472,888
                                                  ---------        -------------            -----------        -------------

Issuances of common stock upon
   exercises of outstanding stock
   options                                                                                                           137,715

Tax benefit from exercises of
   stock options                                                                                                      19,300

Dividends declared to stockholders                                                                                  (805,429)

Reissuances of treasury stock                       (12,401)             122,020                                     124,010

Change in unrealized holding period gain (loss)                                                 271,260              271,260

Net earnings                                                                                                       1,390,221
                                                  ---------        -------------            -----------        -------------

Balance, October 31, 1995                           829,664        $  (8,163,543)           $    23,760        $  47,609,965
                                                  ---------        -------------            -----------        -------------

                    SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED NOVEMBER 1, 1996, OCTOBER 31, 1995
                       AND DECEMBER 31, 1994 (SEE NOTE 1)

                                                        Common Stock           Preferred Stock
                                                  -----------------------   --------------------     Paid in           Retained
                                                     Shares       Amount     Shares      Amount      Capital     Earnings (Deficit)
                                                  -----------   ---------   -------     --------  -------------  ------------------
Balance, October 31, 1995                           7,551,337  $  75,513      --     $     --      $  46,649,095     $  9,025,140

Issuances of common stock upon
   exercises of outstanding stock
   options                                                562          6                                   3,872

Reissuances of treasury stock                                                                           (109,774)

Change in unrealized holding period gain (loss)

Net loss                                                                                                              (18,736,497)

                                                  -----------  ---------   -------   ---------     -------------     ------------
Balance, November 1, 1996                           7,551,899  $  75,519      --     $     --      $  46,543,193     $ (9,711,357)
                                                  -----------  ---------   -------   ---------     -------------     ------------
                                                          Treasury Stock                  Unrealized
                                                  -------------------------------            Hoding
                                                    Shares            Amount          Period Gain (Loss)          Total
                                                   --------        -------------      -----------------       -------------
Balance, October 31, 1995                           829,664        $  (8,163,543)         $      23,760        $  47,609,965

Issuances of common stock upon
   exercises of outstanding stock
   options                                                                                                             3,878

Reissuances of treasury stock                       (42,599)             419,157                                     309,383

Change in unrealized holding period gain (loss)                                                 (23,760)             (23,760)

Net loss                                                                                                         (18,736,497)
                                                   --------        -------------          --------------       -------------
Balance, November 1, 1996                           787,065        $  (7,744,386)         $          --        $  29,162,969
                                                   --------        -------------          --------------       -------------


   The accompanying notes are an integral part of these financial statements.

                    SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          For The Year Ended November 1, 1996, The Ten Month Period
                            Ended October 31, 1995
               And The Year Ended December 31, 1994 (See Note 1)


                                                                           1996            1995            1994
                                                                       ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES :
      Net earnings (loss)                                              $(18,736,497)   $  1,390,221    $  4,701,901
      Adjustments to reconcile net earnings (loss)
           to net cash provided by (used in) operating activities --
          Loss on disposal of discontinued operations                    15,530,697            --              --
          Depreciation and amortization                                   2,528,716       1,821,768       1,461,898
          Provision for allowances for
              accounts receivable                                           895,716         538,311         137,251
          Changes in assets and liabilities --
               Increase in receivables                                     (330,706)     (5,456,837)     (1,591,647)
               (Increase) decrease in inventories, net                    1,309,650      (2,598,262)      1,124,591
               Increase in deferred catalog expense and
                    other current assets                                   (403,562)        (70,468)       (801,908)
               Increase in current deferred tax assets                   (3,756,306)     (1,195,035)       (558,000)
               Increase in accounts payable                               2,777,383       2,607,183       1,070,367
               Increase in accrued liabilities                              603,017         409,969         496,656
               Decrease (increase) in other assets                          313,305         (15,452)     (1,223,036)
               Increase in noncurrent deferred tax assets                (4,755,852)           --              --
          Other                                                              (4,646)         (5,205)        (12,049)
          Discontinued operations - noncash charges and
               working capital changes                                   11,135,347      (4,167,157)    (10,200,461)
                                                                       ------------    ------------    ------------
      Total adjustments                                                  25,842,759      (8,131,185)    (10,096,338)
                                                                       ------------    ------------    ------------

      Net cash provided by (used in) operating activities                 7,106,262      (6,740,964)     (5,394,437)
                                                                       ------------    ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES :
      Acquisitions of property, plant and equipment                        (631,562)     (1,585,820)     (2,517,919)
      Proceeds from sale of investments                                       9,300       1,177,761      (2,825,451)
      Investing activities of discontinued operations                       734,982      (3,471,567)       (351,757)
                                                                       ------------    ------------    ------------

      Net cash provided by (used in) investing activities                   112,720      (3,879,626)     (5,695,127)
                                                                       ------------    ------------    ------------


CASH FLOWS FROM FINANCING ACTIVITIES :
      Proceeds from issuances of notes payable                            3,245,046      13,252,769      10,980,574
      Payments of notes payable and capital lease
           obligations                                                   (7,853,698)       (591,225)        (98,572)
      Proceeds from common stock issuances                                    3,877         157,015       1,184,170
      Dividends paid to stockholders                                       (201,650)       (603,779)       (783,956)
      Warrants issuance costs                                                  --              --           (46,184)
      Financing activities of discontinued operations                    (2,547,811)     (1,259,900)           --
                                                                       ------------    ------------    ------------

      Net cash provided by (used in) financing activities                (7,354,236)     10,954,880      11,236,032
                                                                       ------------    ------------    ------------

Net change in cash                                                         (135,254)        334,290         146,468

Cash, beginning of period                                                   570,467         236,177          89,709
                                                                       ------------    ------------    ------------

Cash, end of period                                                    $    435,213    $    570,467    $    236,177
                                                                       ============    ============    ============



The accompanying notes are an integral part of these financial statements.

                    SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
          For The Year Ended November 1, 1996, The Ten Month Period
                            Ended October 31, 1995
               And The Year Ended December 31, 1994 (See Note 1)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :


                                                                               1996           1995            1994
                                                                           ------------   ------------    ------------
Cash paid during the period for interest                                   $  2,448,631   $  1,608,665    $    895,803
                                                                           ============   ============    ============


Cash paid during the period for income taxes                               $    134,735   $  1,870,950    $  2,644,000
                                                                           ============   ============    ============


During 1995 and 1994 the Company acquired the assets of several entities. In connection with these acquisitions, liabilities were assumed as follows :

      Fair value of assets acquired                                                --     $  6,793,652    $ 12,517,927
      Cash paid for the acquisitions, net                                          --       (2,651,697)     (2,825,451)
      Cash payable for the acquisitions                                            --             --          (900,000)
      Debt issued for the acquisitions                                             --       (3,779,700)        (90,000)
      Fair value of treasury stock issued for
           the acquisitions                                                        --             --        (5,333,683)
                                                                           ------------   ------------    ------------

      Liabilities assumed                                                  $       --     $    362,255    $  3,368,793
                                                                           ============   ============    ============


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES :

During 1996, the Company reissued 42,599
      shares of its common stock previously
      held in treasury in connection with
      an acquisition completed in 1994                                     $    309,383   $       --      $       --
                                                                           ============   ============    ============

During 1994, the Company reissued 344,466
      shares of its common stock previously
      held in treasury in connection with
      several acquisitions                                                 $       --     $       --      $  5,333,683
                                                                           ============   ============    ============

During 1994, the Company reissued 105,769
      shares of its common stock previously
      held in treasury in connection with
      an Exchange Agreement with Aurora                                    $       --     $       --      $  1,375,000
                                                                           ============   ============    ============



   The accompanying notes are an integral part of these financial statements.

                    SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 1, 1996


1.       BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BACKGROUND

Sport Supply Group, Inc. (the "Company" or "SSG") was incorporated in 1982. The assets of the Sports & Recreation Division of Aurora Electronics, Inc. (f/k/a BSN Corp., "Aurora") were contributed to the Company effective September 30, 1988. Prior to its initial public offering completed in April 1991, the Company was a wholly-owned subsidiary of Aurora. The Company is engaged principally in the direct mail marketing of sports related equipment and leisure products to institutional and sporting goods team dealer customers. Additionally, the Company is engaged in the marketing of certain sports related equipment to retail and mass merchant customers, primarily with its golf accessory products and new and recycled golf balls. In May 1996, the Company formally adopted a plan to dispose of its retail segment. The Company manufactures many of the products it sells, including tennis, volleyball, and other sports nets; items of steel and aluminum construction, such as soccer and field hockey goals and volleyball, pole vault, and high jump standards; other track and field equipment; gymnastic and exercise mats; weight lifting equipment; tabletop games and various plastic items.

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of SSG and its wholly-owned subsidiary, Sport Supply Group International Holdings, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation. During May 1996, the Company sold substantially all of the assets (other than cash and accounts receivable) of its Gold Eagle Professional Golf Products Division (the "Gold Eagle Division"). Subsequent to the sale of the Gold Eagle Division, the Company adopted a formal plan to dispose of its remaining retail segment operations (which previously included the Gold Eagle Division). As a result, the Company's retail segment is being reported as a discontinued operation in the accompanying consolidated financial statements.

The consolidated financial statements include estimates and assumptions made by management which affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses, provisions for and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

FISCAL YEAR

During 1995, the Company changed its financial reporting year end from December 31 to October 31. Accordingly, fiscal year 1995 was a transition period consisting of ten calendar months. Currently, the Company operates on a 52/53 week year ending on the Friday closest to October 31. All references to years in these consolidated financial statements represent fiscal years unless otherwise noted.

The following summarizes certain financial information relating to the Company's results of continuing operations for the ten month period ended October 31, 1995 and the comparable ten month period of 1994:

                                                                            1994
                                                     1995                (unaudited)
                                                ---------------        --------------
Net Revenues                                      $65,133,959            $54,678,759
Gross Profit                                      $25,259,322            $21,561,613
Provision  for Income Taxes                        $1,130,250             $1,815,384
Net Earnings                                       $1,846,755              3,629,576

INVENTORIES

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out and weighted-average cost methods for items manufactured by the Company and weighted-average cost for items purchased for resale. As of November 1, 1996 and October 31, 1995, inventories (excluding inventories related to discontinued operations) consisted of the following:

                                          1996           1995
                                      ------------   ------------
Raw materials                         $  2,255,675   $  2,455,453
Work-in-process                            146,751        103,691
Finished and purchased goods            13,868,079     14,071,011
                                      ------------   ------------
                                        16,270,505     16,630,155
Less inventory reserve                    (950,000)            --
                                      ============   ============
                                      $ 15,320,505   $ 16,630,155
                                      ============   ============

The Company recorded a $950,000 provision for the year ended November 1, 1996 to establish an inventory reserve. This reserve reflects management's periodic assessment of the carrying value of the Company's inventory and the Company's strategy to dispose of slow-moving or obsolete inventory. As of November 1, 1996 and October 31, 1995, approximately 32% and 26% of total ending inventories were products manufactured by the Company with the balance being products purchased from outside suppliers. Sales of products manufactured by SSG accounted for approximately 36% of total net revenues in 1996 and 1995, respectively. Costs included in products manufactured by SSG include raw materials, direct labor, and manufacturing overhead.

ADVERTISING AND DEFERRED CATALOG EXPENSES

The Company expenses the production costs of advertising as incurred, except for production costs related to direct-response advertising activities which are capitalized and amortized over the period that future benefits are expected to be realized. Direct response advertising consists primarily of catalogs which include order forms for the Company's products. Production costs, primarily printing and postage, associated with catalogs are amortized generally over twelve months. Certain other production costs, primarily photography and artwork associated with catalogs, are amortized generally over 36 months.

PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment is stated at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. Leasehold improvements and property and equipment leased under capital lease obligations are amortized over the terms of the related leases or their estimated useful lives, whichever is shorter. The cost of maintenance and repairs is charged to expense as incurred; significant renewals and betterments are capitalized and depreciated over the remaining estimated useful lives of the related assets.

         Depreciation of property, plant and equipment is provided by the straight-line method as follows:

                   Buildings                          Thirty to Forty years
                   Machinery and Equipment            Five years
                   Furniture and Fixtures             Five years

INTANGIBLE ASSETS

Cost in excess of tangible net assets acquired relates to acquisitions made by the Company. Trademarks relate to costs incurred in connection with the licensing agreements for the use of certain trademarks in conjunction with the sale of the Company's products. Other intangible assets are classified as other assets and consist principally of patents, certain product development costs, and direct costs associated with the development of certain operational systems.

         Amortization of intangible assets is provided by the straight-line method as follows:

               Cost in excess of tangible net assets acquired -- principally forty years

               Trademarks -- five to forty years

               Patents -- seven to eleven years

               Product development -- three to five years

               Systems -- five to ten years

Management periodically assesses the realizability of its investments in intangible assets in relation to current and anticipated net earnings and cash flows. Based on management's assessment, the Company believes its investments in intangible assets are fully realizable as of November 1, 1996.

The cost of intangible assets and related accumulated amortization are removed from the Company's accounts during the year in which they become fully amortized.

INVESTMENT IN EQUITY SECURITIES

During 1994, the Company entered into an Exchange Agreement with Aurora whereby SSG exchanged 105,769 shares of its common stock (previously held in treasury) for 500,000 common shares of Riddell Sports Inc. ("Riddell") held by Aurora. In accordance with the provisions of Statement of Financial Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"), the Company determined that this investment should be classified as "available-for-sale securities" and reported at fair value. During the ten month period ended October 31, 1995, the Company sold 356,000 Riddell shares resulting in proceeds of approximately $1,178,000 and a related gain of approximately $199,000 which is included in other income in the accompanying statement of operations for the ten month period ended October 31, 1995. The fair value of SSG's remaining investment in Riddell common stock (144,000 shares) was approximately $432,000 as of October 31, 1995. During the fiscal year ended November 1, 1996, the Company sold the remaining Riddell shares resulting in proceeds of approximately $427,520 and a related gain of approximately $31,520 which is included in other income in the accompanying statement of operations for the twelve month period ended November 1, 1996.

INCOME TAXES

Deferred tax assets and liabilities are determined annually based upon the estimated future tax effects of the differences in the tax bases of existing assets and liabilities and the related financial statement carrying amounts, using currently enacted tax laws and rates in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (See Note
4).


POSTEMPLOYMENT AND POSTRETIREMENT BENEFITS

The Company does not currently offer, and has not offered in the past, postemployment or postretirement benefits to its current or former employees and, accordingly, does not have a recorded liability for such benefits.

NET EARNINGS (LOSS) PER SHARE OF COMMON STOCK

Net earnings (loss) per share of common stock is based upon the weighted average number of common and common equivalent shares outstanding during the year ended November 1, 1996, the ten month period ended October 31, 1995 and the year ended December 31, 1994. Outstanding stock options and common stock purchase warrants are treated as common stock equivalents when dilution results from their assumed exercise.

REVENUE RECOGNITION

Revenue is generally recognized when inventory is shipped to the customer.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting For the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), which established accounting standards for the impairment of long-lived assets, certain identifiable intangible assets and goodwill. The Company will adopt SFAS No. 121 in fiscal year 1997. The Company does not expect the adoption of SFAS No. 121 to have a material effect on the Company's consolidated financial position or results of operations.

During November 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting For Stock Based Compensation" ("SFAS No. 123"). This statement requires the Company to provide additional disclosures related to its stock based compensation plans or allows the Company to change its method of accounting for compensation expense associated with its stock based compensation plans. The Company is required to adopt this statement in fiscal year 1997. The Company plans on adopting the disclosure only provisions of SFAS No. 123. Accordingly, there will be no impact on the Company's consolidated financial position or results of operations.

2.       STOCKHOLDERS' EQUITY:

AUTHORIZED CAPITAL

The Company is authorized to issue 100,000 shares of preferred stock, par value $0.01 per share, in one or more series and to designate the rights, preferences, limitations, and restrictions on such shares. As of November 1, 1996 and October 31, 1995, there were no shares of preferred stock issued or outstanding. In addition, the Company is authorized to issue 20,000,000 shares of common stock, par value $0.01 per share.

STOCK OPTIONS

The Company maintains a Stock Option Plan that initially provided up to 875,000 shares of common stock for awards of incentive and non-qualified stock options to directors and key employees of the Company. During 1994, the Company amended the Stock Option Plan increasing the number of shares of common stock available under the Plan by 450,000 (for a total of 1,325,000 shares of common stock). Under the Stock Option Plan, the exercise price of options will not be less than the fair market value of the common stock at the date of grant or not less than 110% of the fair market value for incentive stock options granted to certain employees, as more fully described in the Stock Option Plan. Options generally vest upon issuance and expire 10 years from the grant date, or 5 years from the grant date for incentive stock options granted to certain employees, as more fully described in the Stock Option Plan, or such sooner date as determined by the Board of Directors of the Company.

         Transactions under the plan are summarized as follows:

                                                                                Exercise
                                                                 Shares          Prices
                                                                --------    ---------------
Outstanding at January 1, 1994                                   577,950    $ 4.80 - $12.10

Granted                                                          166,438    $ 9.50 - $13.38
Exercised                                                       (116,463)   $ 4.80 - $12.10
                                                                --------    ---------------

Outstanding at December 31, 1994                                 627,925    $ 4.80 - $13.38
Granted                                                          261,900    $10.63 - $14.25
Exercised                                                        (16,438)   $ 6.60 - $10.63
Forfeited                                                        (61,615)   $ 6.60 - $13.13

Outstanding at October 31, 1995                                     811,772    $4.80 - $14.25

Granted                                                              29,125    $6.50 - $ 7.13
Exercised                                                              (562)   $         6.90
Forfeited                                                          (154,862)   $6.88 - $14.25
                                                                   --------    --------------

Outstanding at November 1, 1996                                     685,473    $4.80 - $14.25
                                                                   ========    ==============

All options granted under the Stock Option Plan during the year ended November 1, 1996, the ten month period ended October 31, 1995, and the year ended December 31, 1994 were at exercise prices equal to the fair market value of the Company's stock on the date of the grant. As a result of the options exercised during 1995 and 1994, the Company realized tax benefits of approximately $19,000 and $305,000 respectively. On May 13, 1996, the Company repriced the exercise price to the current fair market value of certain employees' (excluding officers and directors) stock options that were granted pursuant to the stock option plan and that had an original exercise price in excess of the fair market value of the common stock on May 13, 1996 of $6.875. The exercise price of these options was lowered to $6.875. As of November 1, 1996, there were 289,640 shares available for option grants under the Stock Option Plan.

In addition to options granted pursuant to the Stock Option Plan, the Company periodically grants options to purchase shares of SSG's common stock that are not reserved for issuance under the Stock Option Plan ("non- Plan options"). During the year ended November 1, 1996, the ten month period ended October 31, 1995, and the year ended December 31, 1994, the Company granted 20,000, 264,380 and 25,000 non-Plan options, respectively. All non-Plan options granted were at exercise prices ranging from $6.88 to $15.00 per share. Such exercise prices were equal to the fair market value of the Company's common stock on the dates of grant.

As of November 1, 1996, there were a total of 1,400,603 options (including non-Plan options) outstanding with exercise prices ranging from $4.80 per share to $15.00 per share. All outstanding options are fully vested.

DIVIDENDS

Historically, the Company had a $0.16 per share annual cash dividend policy payable quarterly at $0.04 per share of common stock. In 1994, the Company declared a 5 for 4 stock split and the Board of Directors revised the annual cash dividend to $0.12 per share payable quarterly at $0.03 per share of common stock. Total cash dividends paid in fiscal 1996, 1995 and 1994 were $201,650, $603,779 and $783,956, respectively. During October 1995, a $0.03 per share dividend was declared which was paid subsequent to October 31, 1995. Accordingly, the total dividend payment of approximately $201,650 was recorded as a charge to retained earnings during the ten month period ended October 31, 1995 and is included in other accrued liabilities in the accompanying balance sheet as of October 31, 1995. During January 1996, the Company terminated its annual cash dividend policy.

3.       NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS:

As of November 1, 1996 and October 31, 1995, notes payable and capital lease obligations consisted of the following:

                                                                                    1996            1995
                                                                                 ------------    ------------

Note payable under revolving line of credit, interest at prime plus 1.25%
     (11.0% at November 1,
         1996 and  9.50% at October 31, 1995) or LIBOR plus
     2.5% (9.375% at November 1, 1996 and 7.875% at
     October 31, 1995), due November 14, 1997,
     collateralized by substantially all assets                                  $ 21,811,339    $ 26,742,760

Term loan, interest at LIBOR plus 2.5% (9.625% at November 1, 1996 and
        8.375% at October 31, 1995),
payable in quarterly installments of $125,000 plus accrued interest through
     November 14, 1997, collateralized by substantially all assets
                                                                                    2,628,126       2,250,000

Capital lease obligation, interest at 7.4%, payable in monthly installments of principal and interest totaling $3,159 through December 1998
                                                                                       75,694         106,772

Capital lease obligation, interest at 9%, payable
     in annual installments of principal and
     interest totaling $55,000 through August 2005                                    317,063         341,342
                                                                                 ------------    ------------


         Total                                                                     24,832,222      29,440,874

         Less - current portion                                                      (696,955)       (555,358)
                                                                                 ------------    ------------

         Long-term debt and capital lease obligations, net                       $ 24,135,267    $ 28,885,516
                                                                                 ============    ============



CREDIT FACILITIES

The Company has a senior credit facility to finance letters of credit and to provide for working capital requirements. The Company's ability to borrow funds under its revolving credit facility is based upon certain percentages of eligible trade accounts receivable and eligible inventories. Effective March 23, 1995, the Company's senior credit facility was amended to increase the revolving line of credit ("Revolver") from $25,000,000 to $37,500,000, create a term loan in the amount of $2,500,000 and extend the expiration date to October 1, 1997. Effective December 20, 1995, the senior credit facility was increased from $40,000,000 to $50,000,000. This increase in the facility provided for additional loans to be made to SSG for the cost of certain capital expenditures (up to a maximum of $1,000,000), the cost of acquiring outstanding shares of SSG common stock (up to a maximum of $2,500,000), if any, and the costs associated with future acquisitions, if consummated.

On February 2, 1996 and March 12, 1996, the Company's senior lender amended certain provisions of the loan agreement and granted short-term overadvances to the Company to better facilitate the Company's seasonal cash needs without increasing the total credit facility. As required by the amendments, the short-term overadvances were repaid from the proceeds of the sale of the Gold Eagle Division on May 20, 1996. On September 19, 1996, SSG's lenders amended certain provisions of the senior credit facility. The amendments were required in order to adjust certain financial covenants based upon the Company's planned disposal of its remaining retail segment operations. As of November 1, 1996, the Company was not in compliance with one of the financial covenants contained in the loan agreement and the bank invoked an increase in interest rates as provided for in the agreement. However, on December 10, 1996, SSG's lenders amended certain provisions of the senior credit facility including changing the maturity date, reducing the interest rate on the prime rate option, and reducing the number of financial covenants effective November 27, 1996. At November 1, 1996, the Company was in compliance with the senior credit facility as amended. Accordingly, the debt is classified in noncurrent liabilities in the accompanying balance sheet.

Amounts outstanding under the senior credit facility are collateralized by substantially all assets of the Company. As of November 1, 1996, the Company had the option of electing the Revolver to bear interest at the prevailing LIBOR rate plus 2.5% (9.375% at November 1, 1996) or the Lender's prime rate plus 1.25% (11% at November 1, 1996). The Company also had the option of electing the term loan to bear interest at the prevailing LIBOR rate plus 2.5% (9.625% at November 1, 1996) or the Lender's prime rate plus 1.25% (11.0% at November 1, 1996). Historically, the Company has elected the lower of the interest rates available under the facility.

As of November 1, 1996 and October 31, 1995, the Company had borrowings of approximately $21,811,000 and $26,743,000, respectively, outstanding under the Revolver and approximately $2,296,000 and $2,545,000, respectively, of letters of credit outstanding for foreign purchases of inventory. In addition, as of November 1, 1996 and October 31, 1995, SSG had borrowings of $2,628,000 and $2,250,000, respectively, outstanding under the term loan.

Maturities of the Company's borrowings under the senior credit facility and capital lease obligations as of November 1, 1996, by fiscal year and in the aggregate, are as follows:

                           1997                             $   696,955
                           1998                              23,867,257
                           1999                                  37,699
                           2000                                  34,272
                           2001                                  37,357
                           Thereafter                           158,682
                                                            -----------
                           Total maturities                 $24,832,222
                                                            ===========

CAPITAL LEASE OBLIGATIONS

During 1994, the Company entered into a capital lease obligation for certain telephone equipment used at its corporate headquarters. The net present value of the future minimum lease payments ($159,121) as of the date the lease was consummated is included in property, plant and equipment in the accompanying balance sheets as of November 1, 1996 and October 31, 1995 and is being amortized over the related lease term.

During 1991, the Company entered into a capital lease obligation for a Crown Suite at Texas Stadium used exclusively to entertain customers at Dallas Cowboys football games. The Company's annual lease commitment is $55,000. The net present value of the future minimum lease payments ($475,000) as of the date the lease was consummated is included in property, plant, and equipment in the accompanying balance sheets as of November 1, 1996 and October 31, 1995, and is being amortized over the related lease term.

Future minimum lease payments as of November 1, 1996, by fiscal year and in the aggregate, under the

Company's capital lease obligation are as follows:

                                  1997                    $  92,903
                                  1998                       92,903
                                  1999                       61,318
                                  2000                       55,000
                                  2001                       55,000
                               Thereafter                   192,470
                                                          ---------

                               Total future minimum lease
                                 payments                   549,594
                               Less - Amount representing
                                 interest                  (156,837)

                               Present value of net future
                                 minimum lease payments   $ 392,757
                                                          =========

4.       INCOME TAXES:

As of November 1, 1996 and October 31, 1995, the components of the net deferred tax assets and liabilities are as follows:

                                           1996           1995
                                        -----------    -----------
Current deferred tax assets --
     Allowances for doubtful accounts   $   385,000    $   252,000
     Inventories                          1,600,000      1,471,000
     Reserve for estimated loss on
          disposal and other accrued
          liabilities                     3,898,000        404,000
                                        -----------    -----------

     Total current deferred tax assets  $ 5,883,000    $ 2,127,000
                                        ===========    ===========

Noncurrent deferred tax assets
(liabilities)--
     Cost in excess of tangible net
          assets acquired               $  (329,000)   $  (210,000)
     Other intangible assets               (235,000)      (155,000)
     Unrealized holding period loss            --          (13,000)
     Reserve for estimated loss on
        disposal                          4,851,000           --
     Depreciation/other                     206,000        115,000
                                        -----------    -----------
Total noncurrent deferred tax assets
     (liabilities)                      $ 4,493,000    $  (263,000)
                                        ===========    ===========

Deferred tax assets and liabilities related to state tax jurisdictions were not significant as of November 1, 1996 and October 31, 1995. No valuation allowance has been recorded for the Company's deferred tax assets as management believes that it is more likely than not such assets will be realized. Management believes that the deferred tax assets will be realized through prior taxes paid and by future profitable operating results. Historically, the Company has been profitable. The net loss reported for the fiscal year ended November 1, 1996 is primarily the result of the retail segment which is being discontinued. Subsequent to the disposal of the retail segment, management believes the Company will be profitable.

The income tax provision (benefit) consisted of the following:

                                             1996           1995           1994
                                          ------------   -----------    -----------
Current                                   $(1,830,600)   $ 2,082,348    $ 1,887,309

Deferred                                   (8,512,158)    (1,208,898)       467,458
                                          ------------   -----------    -----------

         Income tax provision (benefit)   $(10,342,758)  $   873,450    $ 2,354,767
                                          ============   ===========    ===========



The provision (benefit) for income taxes related to continuing operations in the accompanying statements of operations for the year ended November 1, 1996, the ten months ended October 31, 1995 and the year ended December 31, 1994 differ from the statutory federal rate (34%) as follows:

                                                  1996           1995          1994
                                              -----------    -----------   -----------

Income tax provision (benefit) at statutory
federal rate of 34%                           $  (475,726)   $ 1,012,182   $ 1,422,602

Reversal of taxes previously
         provided in excess of amounts
         required                                    --             --        (175,000)

State income taxes, net of
         federal benefit                             --           82,801        78,626
Other                                              40,190         35,267        55,465
                                              -----------    -----------   -----------

Total provision (benefit) for income taxes    $  (435,536)   $ 1,130,250   $ 1,381,693
                                              ===========    ===========   ===========


5.       ACQUISITIONS:

In 1994 and 1995, the Company completed numerous acquisitions in the golf accessory and new and recycled golf ball operations. These acquisitions are summarized below. As discussed in Note 9 in May 1996, the Company disposed of its golf accessory operation and adopted a plan to dispose of its remaining operations comprising its retail segment (primarily new and recycled golf ball operations). Accordingly, these acquisitions are included in discontinued operations in the accompanying financial statements.

During June 1995, the Company acquired certain assets of the Nitro golf division of Prince Golf International, Ltd. ("Nitro"), a manufacturer and distributor of new golf balls, for $1,000,000 in cash, a noninterest bearing promissory note in the amount of approximately $3,800,000 and the assumption of certain liabilities.

During January 1994, the Company acquired certain assets of J Ron Enterprises, Inc. (d/b/a Treasure Coast Golf), recyclers and distributors of used golf balls, for $350,000 in cash and the assumption of certain liabilities. The purchase agreement includes provisions for additional purchase consideration to be paid upon the occurrence of certain events occurring over a four year period commencing on January 21, 1994 and ending January 20, 1998.

During January 1994, the Company acquired certain assets of Sunshine Golf, recyclers and distributors of used golf balls, for $615,000 in cash and the assumption of certain liabilities. The purchase agreement includes provisions for additional purchase consideration to be paid upon the occurrence of certain events occurring over a five year period commencing on January 27, 1994 and ending January 26, 1999.

During February 1994, the Company acquired certain assets of 2814013 Canada Inc. (a numbered Canadian corporation), a distributor of Gold Eagle golf accessory products in Canada, for 28,231 shares of SSG common stock (previously held in treasury) and the assumption of certain liabilities, primarily a lease agreement related to the primary office and warehouse facility of the acquired operations. The purchase agreement included provisions for additional consideration to be paid in the event that the gross proceeds (as defined) derived by the seller from the sale of the SSG common stock were less than a guaranteed amount, subject to certain restrictions. As of October 31, 1995, the Company had satisfied the terms of the agreement relating to additional purchase consideration.

During March 1994, the Company acquired certain assets of X-Outs, Inc. (f/k/a International Golf, Inc., "International Golf"), recyclers and distributors of used golf balls, for $760,000 in cash, 126,235 shares of SSG common stock (previously held in treasury) and the assumption of certain liabilities. The purchase agreement included provisions for additional consideration to be paid in the event that the gross proceeds (as defined) derived by the sellers from the sale of the SSG common stock are less than a guaranteed amount, subject to certain restrictions. During April 1996, SSG issued 42,599 shares of its treasury stock pursuant to this guaranty. Subsequently, a complaint was filed against the Company which was resolved in an out of court settlement on January 6, 1997. See Note 7.

During May 1994, the Company acquired certain assets of Balltec, Inc., recyclers and distributors of used golf balls, for $330,000 in cash, a promissory note in the amount of $90,000 and the assumption of certain liabilities. The purchase agreement includes provisions for additional purchase consideration to be paid upon the occurrence of certain events occurring over a three period commencing May 19, 1994 and ending May 19, 1997.

During June 1994, the Company acquired certain assets of Ball Bandit, Inc. (f/k/a Second Chance Golf Ball Recyclers, Inc., "Second Chance"), recyclers and distributors of used golf balls, for $303,000 in cash, 190,000 shares of SSG common stock (previously held in treasury) and the assumption of certain liabilities. The purchase agreement included provisions for additional consideration to be paid upon the occurrence of certain events over a three year period commencing June 1, 1994 and ending May 31, 1997. The purchase agreement also included provisions for additional consideration to be paid in the event that the gross proceeds (as defined) derived by the sellers from the sale of the SSG common stock were less than a guaranteed amount, subject to certain restrictions. As of October 31, 1995, the Company had satisfied the terms of the agreement related to additional purchase consideration.

During 1995 and 1994, the Company paid additional purchase consideration totaling $2,551,471 and $476,000, respectively, related to certain of the above acquisitions. The amount paid in 1995 includes $900,000 which the Company became obligated to pay in 1994. The Company does not anticipate being required to pay additional purchase consideration due to the operations being discontinued.


6.       MAJOR CUSTOMERS AND CONCENTRATION OF BUSINESS RISK:

The Company's customers for continuing operations are primarily public and private schools, state and local governments, and the United States Government. Sales to these customers for the year ended November 1, 1996, the ten month period ended October 31, 1995 and the year ended December 31, 1994 were as follows:

                                 1996     1995     1994
                                 -----    -----    -----
Public and private schools       36%      33%      33%
State and local governments      15%      10%      10%
United States Government          8%      10%      10%

With the exception of the United States Government, the Company did not have any individual customers which accounted for more than 10% of net revenues during the ten month period ended October 31, 1995 and the year ended December 1994. No individual customers accounted for more than 10% of net revenues in 1996.

The majority of the Company's sales are to institutional customers that are publicly funded. The Company extends credit based upon an evaluation of a customer's financial condition and provides for any anticipated credit losses in its financial statements based upon management's estimates and ongoing reviews of recorded allowances.

7.       COMMITMENTS AND CONTINGENCIES:

LEASES

The Company leases a portion of its office, warehouse, computer equipment and manufacturing locations under noncancelable operating leases with terms ranging from one to ten years. The majority of the Company's leases contain renewal options which extend the leases beyond the current lease terms.

Future minimum lease payments under noncancelable operating leases for office, warehouse, computer equipment and manufacturing locations, with remaining terms in excess of one year are as follows:

1997                       $1,595,000
1998                        1,580,000
1999                        1,104,000
2000                          744,000
2001                          744,000
Thereafter                  1,812,000
                           ----------
                           $7,579,000
                           ==========



Rent expense was approximately $1,609,000, $1,328,000 and $947,000 for 1996,
1995 and 1994, respectively.

SEVERANCE AGREEMENTS

During 1991, the Company entered into Severance Agreements with two executive officers of the Company providing that these officers would be entitled to receive up to approximately three times their annual salary if there is both a change in control and a termination or resignation (as defined therein) of such officers. During 1995, the Company entered into Severance Agreements with two additional executive officers and an employee having substantially the same terms as those described above. In 1996, two of these Severance Agreements were cancelled without payments due to the resignation of these designated employees. Subsequent to November 1, 1996, an officer resigned pursuant to a Purchase Agreement whereby Emerson Radio Corp. acquired 1,600,000 shares of SSG's common stock and warrants to acquire an additional 1,000,000 shares. See
Note 10. The officer was paid approximately $670,000 pursuant to the Severance Agreement on December 10, 1996. This expense will be charged to earnings in fiscal year 1997. Consequently, only two Severance Agreements remain.

PRODUCT LIABILITY AND OTHER CLAIMS

Because of the nature of the Company's products, SSG is periodically subject to product liability claims resulting from personal injuries. The Company from time to time may become involved in various lawsuits incidental to the Company's business, some of which will relate to claims of injuries allegedly resulting in substantial permanent paralysis. Significantly increased product liability claims continue to be asserted successfully against manufacturers throughout the United States resulting in general uncertainty as to the nature and extent of manufacturer's and distributors' liability for personal injuries.

In June 1996, a complaint was filed against the Company and certain officers of the Company by X-Outs, Inc. The Complaint arose out of the Company's acquisition of X-Outs' assets in 1994. The Complaint made a number of allegations, including breach of contract and breach of fiduciary duties. The Plaintiffs sought to recover approximately $600,000 in actual damages plus $15 million in punitive damages. In light of the substance of the Complaint and the expense, time, merits and uncertainty of litigation, on January 6, 1997, the Company agreed to an out of court settlement with the Plaintiffs for an amount less than the recovery of actual damages sought in the Complaint and the Company has accrued this amount in fiscal year 1996. The amount is not material to the Company's financial position or results of operations. The Company did not pay any punitive damages. Plaintiffs have dismissed the Complaint against all defendants with prejudice.

On October 26, 1995, a complaint was filed by one of the Company's shareholders with the United States District Court for the Northern District of Texas (the "Complaint") and named the Company and certain directors and officers as defendants. The Complaint alleged violations of Sections 10(b) and 20(a) and Rule 10b-5 of the Securities Exchange Act of 1934 relating to the Company's alleged failure to adequately disclose certain financial and operating information on a timely basis. On March 14, 1996, the Court entered an order dismissing the Complaint without liability to the defendants.

There can be no assurance that the Company's general product liability insurance will be sufficient to cover any successful product liability claims made against the Company. In management's opinion, any ultimate liability arising out of currently pending product liability claims will not have a material adverse effect on the Company's financial condition or results of operations. However, any claims substantially in excess of the Company's insurance coverage, or any substantial claim not covered by insurance, could have a material adverse effect on the Company's results of operations and financial condition.

INDEMNIFICATION AGREEMENTS WITH AURORA

In connection with the transfer of all of the assets of Aurora's Sports and Recreation Division to the Company on September 30, 1988, the Company assumed all liabilities of the Sports and Recreation Division associated with such assets and agreed to indemnify Aurora and hold Aurora harmless from such liabilities and liabilities relating to the Sports and Recreation Division's operations prior to such date. Although Aurora has not formally made any claims under this indemnity agreement, a plaintiff in a product liability suit has received a judgment against Aurora in the approximate amount of $100,000 and the plaintiff has requested that the Company pay the judgment. In addition, the Company is currently litigating one product liability claim that names the Company and Aurora as co-defendants.

In connection with the Company's initial public offering, the Company and Aurora entered into an indemnification agreement relating to certain tax liabilities that may arise with respect to periods beginning prior to the initial public offering. Aurora has not made any claims under this indemnity agreement.

Except as described above, management is not aware of any claims intended to be made by Aurora relating to the above indemnity agreements.

1996 OLYMPICS

During 1995, the Company executed two agreements with Atlanta Centennial Olympic Properties (the "ACOP Agreements"). The ACOP Agreements named SSG as an official supplier of approximately 300 products used in the 1996 Olympic Games and allowed the Company to use certain marks and emblems of the Atlanta Committee for the Olympic Games (the "ACOG marks") in connection with the manufacture, promotion and sale of licensed products bearing the ACOG marks. Under terms of the ACOP Agreements, the Company was committed to provide certain equipment for use in the 1996 Olympic Games and to pay a minimum royalty of $324,000. As of November 1, 1996, all obligations related to the ACOP Agreement have been satisfied.


8.       EMPLOYEES' SAVINGS PLAN

Effective June 1, 1993, the Company established a defined contribution profit sharing plan (the "401(k) Plan") for the benefit of eligible employees. All employees with one year of service and who have attained the age of 21 are eligible to participate in the 401(k) Plan. Employees may contribute up to 15% of their compensation, subject to certain limitations, which qualifies under the compensation deferral provisions of Section 401(k) of the Internal Revenue Code.

The 401(k) Plan contains provisions which allow the Company to make discretionary contributions during each plan year. No employer contributions have been made since the inception of the plan. All administrative expenses of the 401(k) Plan are paid by the Company.

9.       DISCONTINUED OPERATIONS

On May 20, 1996, SSG disposed of substantially all of the assets (other than cash and accounts receivable) of the Gold Eagle Division to Morris Rosenbloom & Co., Inc., a privately-held corporation. Pursuant to the Asset Purchase Agreement, the total consideration paid to SSG at closing was $5,078,190 in cash. In addition, Morris Rosenbloom paid SSG an additional cash payment of approximately $300,000 based upon a physical inventory of the goods purchased in the transaction. The sale of the Gold Eagle Division resulted in a pretax loss of approximately $750,000 which is included in the loss on disposal of discontinued operations in the accompanying consolidated statement of operations for the year ended November 1, 1996.

Subsequent to the sale of the Gold Eagle Division, the Company adopted a formal plan to dispose of the remaining operations of the Company's retail segment (which previously included the Gold Eagle Division) and therefore has classified these operations as discontinued. The following represents net current assets and liabilities as well as net noncurrent assets of discontinued operations as of November 1, 1996 and October 31, 1995 and the results of operations for the year ended November 1, 1996, the ten month period ended October 31, 1995 and the year ended December 31, 1994:

                                           November 1,     October 31,
                                              1996            1995
                                          ----------------------------
Current assets                            $ 14,188,152    $ 21,672,773
Current liabilities                       ($20,518,079)     (3,790,730)
                                          ----------------------------
       Net current assets (liabilities)   ($ 6,329,927)   $ 17,882,043
                                          ============================
Noncurrent assets                         $ 16,365,572    $ 17,794,413
Noncurrent liabilities                            --              --
                                          ============================
       Net noncurrent assets              $ 16,365,572    $ 17,794,413
                                          ============================

                                               For the Year    For the Ten Months  For the Year
                                                  Ended               Ended           Ended
                                              November 1, 1996  October 31, 1995  December 31, 1994
                                             -------------------------------------------------------
Net revenues                                     $ 18,725,955    $ 23,857,372    $ 21,610,069

Earnings (loss) before income taxes                (3,503,348)       (713,334)      2,872,543

Provision (benefit) for income taxes               (1,261,205)       (256,800)        973,074

Earnings (loss) from operations, net of income     (2,242,143)       (456,534)      1,899,469
taxes

Loss on disposal, net of income taxes
      of $8,646,017                               (15,530,697)           --              --

The net loss from operations for the year ended November 1, 1996 includes interest expense of approximately $1,090,000 related to borrowings under the Company's senior credit facility. Interest expense charged to discontinued operations is based upon the amount of borrowings that management estimates will be repaid from the proceeds of the disposal of the Company's retail segment operations.

The net loss on disposal includes a charge recorded during the quarter ended
May 3, 1996 of approximately $9.3 million ($5.9 million after estimated income tax benefit) to record the net assets at estimated realizable value based upon a proposed rights offering pursuant to the Company's plan of disposal. During the quarter ended May 3, 1996, the Company also recorded a reserve of approximately $3.9 million ($2.5 million after estimated tax benefit) for anticipated operating losses during the estimated twelve month disposal period, including interest expense. As a result of certain factors, including, among others, management's assessment of the ultimate success of the proposed rights offering and estimates of the time required to effect such transaction, as well as the Company's projected liquidity requirements, the Company determined that a private sale of the remaining assets of its retail segment was a preferable and more expeditious method of disposal. Based upon management's estimates of the net proceeds to be received pursuant to such disposal, the Company recorded an additional charge of $5.8 million ($3.7 million after estimated income tax benefit) during the quarter ended August 2, 1996 and a charge of $5.2 million ($3.4 million after estimated income tax benefit) during the quarter ended November 1, 1996 to record the net assets at estimated net realizable value. At November 1, 1996, total reserves related to discontinued operations were approximately $15.0 million. The net loss on disposal is based upon current estimates made by management. There can be no assurances that actual amounts will not be materially different from these estimates.

10.      SUBSEQUENT EVENT

On December 10, 1996, pursuant to a Securities Purchase Agreement dated
November 27, 1996 between Emerson Radio Corp. and SSG ("the Purchase Agreement"), Emerson acquired directly from SSG 1,600,000 shares of newly-issued Common Stock for an aggregate consideration of $11,500,000 and five-year warrants to acquire an additional 1,000,000 shares of Common Stock at an exercise price of $7.50 per share for an aggregate consideration of $500,000.
In addition, Emerson agreed to arrange for foreign trade credit financing of $2.0 million for the benefit of SSG to supplement SSG's existing credit facilities. The unaudited pro forma information below gives effect to such transaction at November 1, 1996:

                                                              November 1, 1996 (unaudited)
                                                              ----------------------------
                                                                As Stated       Pro Forma
                                                               ----------------------------
                                                                  Amount          Amount
                                                                  ------          ------
Stockholders' equity:
    Common stock                                               $     75,519    $     91,519
    Paid-in capital                                              46,543,193      58,027,193
    Retained deficit                                             (9,711,357)     (9,711,357)
                                                               ------------    ------------

         Total stockholders' equity                            $ 36,907,355    $ 48,407,355
                                                               ============    ============
Issued shares of common stock                                     7,551,899       9,151,899




Pursuant to the Purchase Agreement, SSG caused a majority of the members of SSG's Board of Directors to consist of Emerson's designees. As a result of the change of control, the Chief Executive Officer resigned resulting in the payout of his Severance Agreement. See Note 7. Additionally, two other employees exercised certain rights under their option agreements to surrender the options to the Company in exchange for cash. This resulted in total proceeds paid by the Company of approximately $972,000, which will be included as a charge to operating results in fiscal year 1997.

On January 23, 1997, the Board of Directors approved a change in the Company's fiscal year end from October 31 to September 30. Consequently, the Company will operate on a 52/53 week year ending on the Friday closest to September 30. As a result of the change in fiscal year, the fiscal year ended September 26, 1997 will consist of eleven calendar months.

11.      SELECTED FINANCIAL DATA (UNAUDITED)

      The following sets forth certain historical financial information for the Company for each of the last 5 years (amounts in thousands, except per share amounts):

                                               YEAR ENDED   TEN MONTHS ENDED
                                               NOVEMBER 1,   OCTOBER 31,          YEAR ENDED DECEMBER 31,
                                                  1996          1995          1994          1993         1992
                                               ----------    ----------    ----------    ----------   ----------
STATEMENT OF EARNINGS DATA:
Net revenues                                   $   80,521    $   65,134    $   66,920    $   58,817   $   50,454

Gross profit                                       29,955        25,259        26,326        23,551       20,647

Operating profit                                      (65)        3,894         5,162         5,694        4,679

Interest expense                                    1,372         1,126           973         1,039          892

Other income (expense), net                            38           209            (5)           24          175

Cumulative effect of accounting change               --            --            --              50         --

Earnings (loss) from continuing operations           (964)        1,847         2,802         3,324        2,654

Earnings (loss) from discontinued operations      (17,773)         (457)        1,900           482          397
Net earnings (loss)                               (18,737)        1,390         4,702         3,806        3,051
Net earnings (loss) per common share from
   continuing operations                            (0.14)         0.27          0.42          0.65         0.56
Net earnings (loss) per common share from
   discontinued operations                          (2.63)        (0.07)         0.28          0.09         0.08
Net earnings per common share                  $    (2.77)   $      .20    $      .70    $      .74   $      .64
Weighted average common shares
    outstanding                                     6,768         6,950         6,760         5,154        4,790
Cash dividends declared per
    common share                                     --      $      .12    $      .13    $      .16   $      .16

                           AS OF NOVEMBER 1     AS OF OCTOBER 31        AS OF DECEMBER 31,
                           ---------------  -----------------------   -----------------------
BALANCE SHEET DATA:             1996         1995         1994         1993         1992
                             ----------     ----------   ----------   ----------   ----------
Working capital              $   21,322   $   42,231   $   32,886   $   25,840   $   18,067

Total assets                     70,009       86,355       71,616       45,574       38,389

Long-term obligations, net       24,338       29,199       16,698        5,578       13,919

Total liabilities                40,846       38,745       25,143       10,618       21,601

Stockholders' equity             29,163       47,610       46,473       34,956       16,788

12.      QUARTERLY INFORMATION (UNAUDITED):

         The following table sets forth certain information regarding the Company's results of operations for each full quarter within year ended November 1, 1996 and the ten month period ended October 31, 1995.

                                                                1996                                 1995
                                           --------------------------------------------   -------------------------------
                                             1st         2nd         3rd         4th         1st        2nd       3rd
                                           Quarter     Quarter     Quarter     Quarter     Quarter    Quarter    Quarter
                                           --------    --------    --------    --------   --------   --------    --------
STATEMENT OF EARNINGS
DATA

Net revenues                               $ 13,216    $ 25,521    $ 21,920    $ 19,864    $ 19,429   $ 19,151   $ 22,335
Gross profit                                  5,112       9,451       8,352       7,040       7,847      7,389      8,577
Operating profit (loss)                      (1,034)      1,827         981      (1,839)      2,435      1,573      1,118
Interest expense                                458         314         290         310         438        449        602
Other income (expense)                           25           7           3           3           5          5        187
net
Net earnings (loss)
from continuing                                (933)        967         444      (1,442)      1,265        705        425
operations
Net earnings (loss)
from discontinued                              (151)    (10,369)     (3,733)     (3,520)        380        813        430
operations (See Note 9)
Net earnings (loss)                          (1,084)     (9,402)     (3,289)     (4,962)      1,645      1,518        855
Net earnings (loss) per
    common share                           $  (0.16)   $  (1.39)   $  (0.49)   $  (0.73)   $   0.24   $   0.22   $   0.12
Weighted average
    shares outstanding                        6,737       6,749       6,777       6,779       6,934      7,023      6,947


The fourth quarter of 1995 is not presented since it consisted of one calendar month. Results of operations for the month of October 1995 included a charge of $2,700,000 to reduce the carrying value of certain recycled golf ball inventories to net realizable value. This is included in net earnings (loss) from discontinued operations. Results of operations for the quarter ended November 1996 included a provision of $950,000 to reduce the carrying value of inventories to net realizable value and provisions totaling $1,227,000 relating to legal and professional fees as well as the write-off of miscellaneous assets.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

           See the discussion under the captions "Proposal One - Election of Directors" and "Executive Compensation and Other Information" contained in the Proxy Statement for the Annual Meeting of Stockholders to be held March 21, 1997, which information is incorporated herein by reference, and Item 1. "Business Executive Officers of the Company."

ITEM 11.  EXECUTIVE COMPENSATION.

           See the discussion under the caption "Executive Compensation and Other Information" contained in the Proxy Statement for the Annual Meeting of Stockholders to be held March 21, 1997, which information, except the Performance Graph and the Report of the Board of Directors and Stock Option Committee on Executive Compensation, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           See the discussion under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement for the Annual Meeting of Stockholders to be held March 21, 1997, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           See the discussion under the caption "Certain Relationships and Related Transactions" contained in the Proxy Statement for the Annual Meeting of Stockholders to be held on March 21, 1997, which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)     Financial Statements.  See Item 8.

(a)(2)     Supplemental Schedule Supporting Financial Statements. See Item 8.

(a)(3) Management Contract or Compensatory Plan. See Index to Exhibits on pages 46 through 50. Each of the following Exhibits described on the Index to Exhibits is a management contract or compensatory plan: Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, 10.7, 10.7.1, 10.7.2, 10.7.3, and 10.26.

(b) Reports on Form 8-K. A Report on Form 8-K was filed under Item 5 on October 22, 1996, relating to Emerson's initial proposal dated October 11, 1996. A Report on Form 8-K was filed on November 8, 1996 under Item 5 relating to Emerson's revised proposal dated November 5, 1996 and the resignation of the Company's Principal Accounting and Financial Officer. A Report on Form 8-K was filed under Item 1 (Change in Control) on December 12, 1996 relating to the consummation of the transaction with Emerson and matters relating thereto. No financial statements were filed with any of the foregoing Reports on Form 8-K.

(c)        Exhibits.  See Index to Exhibits on pages 46 through 50.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 29, 1997

                                      SPORT SUPPLY GROUP, INC.


                                      By:     /s/ Geoffrey P. Jurick
                                         --------------------------------
                                            Geoffrey P. Jurick
                                            Chairman of the Board and
                                            Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on January 29, 1997 by the following persons on behalf of the registrant and in the capacities indicated.

         SIGNATURE                               TITLE
         ---------                               -----

/s/ Geoffrey P. Jurick
-------------------------------
      Geoffrey P. Jurick               Chairman of the Board and Chief Executive Officer
                                       (Principal Executive Officer)

/s/ Eugene I. Davis
-------------------------------
     Eugene I. Davis                   Director


/s/ Peter S. Blumenfeld                Director
-------------------------------
    Peter S. Blumenfeld


/s/ John P. Walker                     Executive Vice President, Chief
-------------------------------        Financial Officer and Director
    John P. Walker                     (Principal Financial
                                       Officer and Principal
                                       Accounting Officer)


/s/ Johnson C.S. Ko                    Director
-------------------------------
    Johnson C.S. Ko


/s/ Peter G. Bunger                    Director
-------------------------------
    Peter G. Bunger


/s/ William H. Watkins, Jr.            Director
-------------------------------
    William H. Watkins, Jr.

                              INDEX TO EXHIBITS


          Exhibit
           Number                                    Description of Exhibits
         --------             -------------------------------------------------------

            2.1               Securities Purchase Agreement dated November 27, 1996 by and between the Company and Emerson Radio Corp. ("Emerson")
                              (incorporated by reference from Exhibit 2 to the Company's Report on Form 8-K filed on December 12, 1996).

            3.1               Amended and Restated Certificate of Incorporation of the Company
                              (incorporated by reference from Exhibit 4.1 to the Company's
                              Registration Statement on Form S-8 (Registration No. 33-80028)).

           3.1.1              Certificate of Amendment of Amended and Restated Certificate of
                              Incorporation of the Company (incorporated by reference from
                              Exhibit 4.1 to the Company's Registration Statement on Form S-8
                              (Registration No. 33-80028)).

            *3.2              Amended and Restated Bylaws of the Company.

            4.1               Specimen of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form
                              S-1 (Registration No. 33-39218)).

            4.2 Warrant Agreement entered into between the Company and Warrant Agent, including form of Warrant, relating to the purchase of up to 1,300,000 shares of the Company's common stock for $25.00 per share, which expires on December
                              15, 1998 (incorporated by reference from Exhibit
                              4.2 to the Company's Registration Statement on
                              Form S-3 (Registration No. 33-71574)).

            4.3               Warrant Agreement entered into between the Company and Emerson relating to the purchase of up to 1,000,000 shares of the
                              Company's common stock for $7.50 per share, which expires on
                              December 10, 2001 (incorporated by reference from Exhibit 4(a) to the Company's Report on Form 8-K filed on December 12, 1996).

            10.1              Employment Agreement entered into by and between the Company and
                              Peter S. Blumenfeld (incorporated by reference from Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration
                              No. 33-39218)).

           *10.2              Form of Stock Option Agreement for Peter S. Blumenfeld

            10.3              Employment Agreement entered into by and between the Company and
                              Terrence M. Babilla (incorporated by reference
                              from Exhibit 10.5 to the Company's Report on Form
                              10-K for the fiscal year ended October 31, 1995).

           *10.4              Consulting and Separation Agreement dated as of September 16, 1994 by and between the Company and Jerry L. Gunderson.

            10.5              Form of Indemnification Agreement entered into between the Company and each of the directors of the Company and the Company's General
                              Counsel (incorporated by reference from Exhibit 10.3 to the
                              Company's Registration Statement on Form S-1 (Registration No. 33-
                              39218)).


          Exhibit
           Number                                    Description of Exhibits
         ---------            ----------------------------------------------------------------
           10.6               Form of Severance Agreement entered into between the Company and each of Messrs. Peter S. Blumenfeld and Terrence M. Babilla
                              (incorporated by reference from Exhibit 10.5 to the Company's
                              Registration Statement on Form S-1 (Registration No. 33-39218)).

           10.7               Sport Supply Group, Inc. Stock Option Plan (incorporated by reference from Exhibit 10.4 to the Company's Registration
                              Statement on Form S-1 (Registration No. 33-39218)).

           10.7.1             Amendment No. 1 to Sport Supply Group, Inc. Stock Option Plan
                              (incorporated by reference from Exhibit 10.4.1 to the Company's
                              Report on Form 10-K for the year ended 1992).

           10.7.2             Amendment No. 2 to Sport Supply Group, Inc. Stock Option Plan
                              (incorporated by reference from Exhibit 10.4.2 to the Company's
                              Report on Form 10-K for the year ended 1993).

           10.7.3             Amendment No. 3 to Sport Supply Group, Inc. Stock Option Plan
                              (incorporated by reference from Exhibit 4.6 to the Company's
                              Registration Statement on Form S-8 (Registration No. 33-80028)).

           10.8               Registration Rights Agreement by and among the Company, Emerson and Emerson Radio (Hong Kong) Limited (incorporated by reference from Exhibit 4(b) to the Company's Report on Form 8-K filed on
                              December 12, 1996).

           10.9               Assignment of Agreement and Inventory Purchase Agreement to
                              Affiliate by Aurora (incorporated by reference from Exhibit 10.10 to the Company's Registration Statement on Form S-1 (Registration
                              No. 33-39218)).

           10.10              Form of Tax Indemnity Agreement by and between the Company and
                              Aurora (incorporated by reference from Exhibit 10.16 to the
                              Company's Registration Statement on Form S-1 (Registration No. 33-
                              39218)).

           10.11              Master Agreement, dated as of February 19, 1992, by and between
                              MacMark Corporation, MacGregor Sports Products, Inc. and Aurora
                              (incorporated by reference from Exhibit 10.21 to the Company's
                              Report on Form 10-K for the year ended 1991).

           10.12              Perpetual License Agreement, dated as of February
                              19, 1992, by and between MacMark Corporation,
                              Equilink Licensing Corporation, and Aurora
                              (incorporated by reference from Exhibit 10.22 to the Company's Report on Form 10-K for the year ended 1991).

           10.13              Perpetual License Agreement, dated as of February 19, 1992, by and between MacGregor Sports Products, Inc. and Aurora (incorporated by reference from Exhibit 10.23 to the Company's Report on Form
                              10-K for the year ended 1991).

          Exhibit
           Number                                    Description of Exhibits
         ---------            ----------------------------------------------------------------

           10.14              Trademark Maintenance Agreement, dated as of
                              February 19, 1992, by and between MacMark
                              Corporation, Equilink Licensing Corporation, and
                              Aurora (incorporated by reference from Exhibit
                              10.24 to the Company's Report on Form 10-K for the year ended 1991).

           10.15              Trademark Maintenance Agreement, dated as of February 19, 1992, by and between MacGregor Sports Products, Inc. and Aurora
                              (incorporated by reference from Exhibit 10.25 to the Company's
                              Report on Form 10-K for the year ended 1991).

           10.16              Trademark Security Agreement, dated as of February 19, 1992, by and between MacGregor Sports Products, Inc. and Aurora
                              (incorporated by reference from Exhibit 10.26 to the Company's
                              Report on Form 10-K for the year ended 1991).

           10.17              Assignment and Assumption Agreement, dated to be effective as of
                              February 28, 1992, by and between Aurora and the Company
                              (incorporated by reference from Exhibit 10.27 to the Company's
                              Report on Form 10-K for the year ended 1991).

           10.18 Amendment No. 1 to Perpetual License Agreement and Trademark Maintenance Agreement dated as of November 1, 1992, by and between MacMark
                              Corporation, Equilink Licensing Corporation and the Company (incorporated by reference from Exhibit 10.24 to the Company's Report on Form
                              10-K for the year ended 1992).

           10.19 Amendment No. 1 to Perpetual License Agreement and Trademark Maintenance Agreement dated as of November 1, 1992, by and between MacGregor Sports
                              Products, Inc. and the Company (incorporated by reference from Exhibit 10.25 to the Company's
                              Report on Form 10-K for the year ended 1992).

           10.20              Amended and Restated Loan and Security Agreement between the
                              Company and LaSalle Business Credit, Inc. (formerly known as
                              StanChart Business Credit, Inc.) dated as of March 23, 1995
                              (incorporated by reference from Exhibit 10.17 to the Company's
                              Report on Form 10-K for the fiscal year ended December 31, 1994).

           10.20.1            Amendment No. 1 to Amended and Restated Loan and Security
                              Agreement between the Company and LaSalle Business Credit, Inc.
                              dated as of December 20, 1995 (incorporated by reference from
                              Exhibit 5(b) to the Company's Report on Form 8-K dated January 2,
                              1996).

           10.20.2            Amendment No. 2 to Amended and Restated Loan and Security
                              Agreement between the Company and LaSalle Business Credit, Inc.
                              dated as of March 21, 1996 (incorporated by reference from Exhibit
                              10 to the Company's Report on Form 10-Q for the quarterly period ended February 2, 1996).

          Exhibit
           Number                                    Description of Exhibits
         ---------            ----------------------------------------------------------------

          10.20.3             Amendment No. 3 to Amended and Restated Loan and Security
                              Agreement between the Company and LaSalle Business Credit, Inc.
                              dated as of September 19, 1996 (incorporated by reference from
                              Exhibit 10.3 to the Company's Report on Form 10-Q for the
                              quarterly period ended August 1, 1996).

          10.20.4             Amendment No. 4 to Amended and Restated Loan and Security
                              Agreement between the Company and LaSalle Business Credit, Inc.
                              dated as of November 27, 1996 (incorporated by reference from
                              Exhibit 4(d) to the Company's Report on Form 8-K filed on December
                              12, 1996).

          *10.20.5            Amendment No. 5 to Amended and Restated Loan and Security
                              Agreement between the Company and LaSalle Business Credit, Inc.
                              dated as of January 28, 1997.

           10.21              Lease, dated July 28, 1989, by and between Merit Investment
                              Partners, L.P. and the Company (incorporated by reference from
                              Exhibit 10.14 to the Company's Registration Statement on Form S-1
                              (Registration No. 33-39218)).

           10.22              Industrial Lease Agreement, dated April 25, 1994, by and between the Company and Centre Development Co. (incorporated by reference from Exhibit 10.1 to the Company's Report on Form 10-Q for the
                              quarter ended June 30, 1994).

          10.22.1             Amendment to Industrial Lease Agreement, dated
                              July 8, 1994, by and between the Company and Centre Development Co. (incorporated by reference from Exhibit 10.19.1 to the Company's Report on Form 10-K for the fiscal year ended December 31,
                              1994).

           10.23              Lease, dated December 2, 1991, by and between Injans Investments and the Company (incorporated by reference from Exhibit 10.20 to the Company's Report on Form 10-K for the year ended 1991).

          *10.23.1 First Amendment to Standard Industrial Lease dated September 12, 1996 by and between Injans
                              Investments and the Company.

           10.24 Office Building Lease, dated November 20, 1992, by and between the Company and Benson Associates
                              (incorporated by reference from Exhibit 10.30 to the Company's Report on Form 10-K for the year ended 1992).

          10.24.1 First Amendment to Office Building Lease, by and between the Company and Benson Associates dated
                              April 25, 1994 (incorporated by reference from
                              Exhibit 10.2 to the Company's Report on Form
                              10-Q for the quarter ended June 30, 1994)

           10.25              License Agreement, dated as of September 23, 1991, by and between
                              Proacq Corp. and the Company (incorporated by reference from
                              Exhibit 10.17 to the Company's Report on Form 10-K for the year ended 1991).

          Exhibit
           Number                                    Description of Exhibits
         ---------            ----------------------------------------------------------------
           10.26              Sport Supply Group Employees' Savings Plan dated June 1, 1993
                              (incorporated by reference from Exhibit 10.27 to the Company's
                              Report on Form 10-K for the year ended 1993).

             *11              Earnings Per Common and Common Equivalent Share

            *23               Consent of Independent Public Accountants.

            *27               Financial Data Schedule


-------------------

*        Filed Herewith.