Form 10-Q
period 1997-01-31
SPORT SUPPLY GROUP INC ET AL
filed 1997-03-14
CIK 872855

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                              _________________
                                  FORM 10-Q

(MARK ONE)

[x]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended January 31, 1997.

                                     OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from __________ to _________.

                 Commission File Number 1-10704

                          SPORT SUPPLY GROUP, INC.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          Delaware                                         75-2241783
---------------------------------                    ------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification No.)

1901 Diplomat Drive, Farmers Branch, Texas                   75234
--------------------------------------------          ------------------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:  (972) 484-9484

                               Not Applicable
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    X        No
                                                   --------       --------


         Indicated below is the number of shares outstanding of each class of the registrant's common stock as of March 14, 1997.

Title of Each Class of Common Stock                     Number Outstanding
------------------------------------              -----------------------------
Common Stock, $0.01 par value                             8,364,834 shares

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

                    SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED

                                                                               January 31,                November 1,
                                                                                 1997                        1996
                                                                              -----------                 -----------
CURRENT ASSETS :
         Cash                                                                 $   501,327                 $   435,213
         Accounts receivable --
                  Trade, less allowance for doubtful accounts of
                      $811,000 in 1997 and $552,000 in 1996                     8,536,971                  11,836,173
                  Other                                                            91,272                     138,994
         Income taxes receivable                                                4,137,807                   1,343,579
         Inventories, net                                                      19,678,763                  15,320,505
         Other current assets                                                   1,020,180                     899,588
         Deferred tax assets                                                    5,883,341                   5,883,341
                                                                              -----------                 -----------
                  Total current assets                                         39,849,661                  35,857,393
                                                                              -----------                 -----------

DEFERRED CATALOG EXPENSES                                                       2,822,142                   2,367,875

PROPERTY, PLANT AND EQUIPMENT :
         Land                                                                       8,663                       8,663
         Buildings                                                              1,551,723                   1,551,723
         Machinery and equipment                                                6,058,250                   6,029,845
         Furniture and fixtures                                                 2,920,204                   2,900,870
         Leasehold improvements                                                 2,378,368                   2,365,821
                                                                              -----------                 -----------
                                                                               12,917,208                  12,856,922
         Less -- Accumulated depreciation and amortization                     (7,015,893)                 (6,779,589)
                                                                              -----------                 -----------
                                                                                5,901,315                   6,077,333
                                                                              -----------                 -----------

DEFERRED TAX ASSETS                                                             4,492,847                   4,492,847

COST IN EXCESS OF TANGIBLE NET ASSETS ACQUIRED,
         less accumulated amortization of $1,062,000 in 1997 and
         $1,036,000 in 1996                                                     3,027,961                   3,053,780

TRADEMARKS, less accumulated amortization of $800,000 in
         1997 and $748,000 in 1996                                              3,499,821                   3,551,801

OTHER ASSETS, less accumulated amortization of $1,115,000
         in 1997 and $1,078,000 in 1996                                           733,697                     761,826

NET NONCURRENT ASSETS OF DISCONTINUED OPERATIONS                               16,270,654                  16,365,572
                                                                              -----------                 -----------
                                                                              $76,598,098                 $72,528,427

CURRENT LIABILITIES :
         Accounts payable                                                     $ 8,887,297                 $ 9,993,049
         Accrued property taxes                                                   139,197                     370,789
         Other accrued liabilities                                              1,532,711                   1,806,334
         Notes payable and capital lease obligations, current portion          18,523,616                     696,955
         Net current liabilities of discontinued operations                     9,927,855                   6,329,927
                                                                              -----------                 -----------
                  Total current liabilities                                    39,010,676                  19,197,054
                                                                              -----------                 -----------
DEFERRED GAIN                                                                      30,124                      33,137
NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS, net of
         current portion                                                          324,097                  24,135,267

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
         Preferred stock, par value $0.01, 100,000 shares
                  authorized, no shares outstanding in 1997 or 1996                     -                           -
         Common stock, par value $0.01, 20,000,000 shares
                  authorized, 9,151,899 and 7,551,899 shares issued in
                  1997 and 1996, 8,364,834 and 6,764,834 shares
                  outstanding in 1997 and 1996                                     91,519                      75,519
         Paid-in capital                                                       58,527,193                  46,543,193
         Retained deficit                                                     (13,641,125)                 (9,711,357)

         Treasury stock, at cost, 787,065 shares in 1997
                  and 1996                                                     (7,744,386)                 (7,744,386)
                                                                              -----------                 -----------
                                                                               37,233,201                  29,162,969
                                                                              -----------                 -----------
                                                                              $76,598,098                 $72,528,427
                                                                              ===========                 ===========


   The accompanying notes are an integral part of these financial statements.

                    SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED



                                                                                    For The Three Months Ended
                                                                     ---------------------------------------------------------
                                                                       January 31, 1997                     February 2, 1996
                                                                     ---------------------               ---------------------
Net revenues                                                         $          14,579,808               $          13,215,994

Cost of sales                                                                    8,675,018                           8,103,770
                                                                     ---------------------               ---------------------
   Gross profit                                                                  5,904,790                           5,112,224

Selling, general and
   administrative expenses                                                       6,538,108                           6,145,918

Nonrecurring charges                                                             1,300,000                                   -
                                                                     ---------------------               ---------------------
   Operating loss                                                               (1,933,318)                         (1,033,694)

Interest expense                                                                  (196,331)                           (457,813)

Other income, net                                                                    7,129                              24,635
                                                                     ---------------------               ---------------------
   Loss from continuing operations
      before benefit from income taxes                                          (2,122,520)                         (1,466,872)

Benefit from income taxes                                                         (766,752)                           (534,092)
                                                                     ---------------------               ---------------------
   Loss from continuing operations                                              (1,355,768)                           (932,780)
                                                                     ---------------------               ---------------------
Discontinued operations:

   Loss from operations, net                                                             -                            (151,384)
   Loss on disposal, net                                                        (2,574,000)                                  -
                                                                     ---------------------               ---------------------
   Loss from discontinued
      operations                                                                (2,574,000)                           (151,384)
                                                                     ---------------------               ---------------------
Net loss                                                             $          (3,929,768)              $          (1,084,164)
                                                                     =====================               =====================
Loss per common and common
   equivalent share:

   Continuing operations                                                             (0.18)                              (0.14)
   Discontinued operations                                                           (0.33)                              (0.02)
                                                                     ---------------------               ---------------------
   Net loss                                                          $               (0.51)              $               (0.16)
                                                                     =====================               =====================
Weighted average number of
   common and common
   equivalent shares outstanding                                                 7,697,826                           6,736,983
                                                                     =====================               =====================

  The accompanying notes are an integral part of these financial statements.

                    SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                                For The Three Months Ended
                                                                        ------------------------------------------
                                                                          January 31, 1997            February 2,
                                                                        --------------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES :
     Net loss                                                           $         (3,929,768)      $    (1,084,164)
     Adjustments to reconcile net loss
          to net cash used in operating activities --
          Loss on disposal of discontinued operations                              2,574,000               -
          Depreciation and amortization                                              347,289               402,819
          Provision for allowances for accounts
               receivable                                                            103,845               126,997
          Changes in assets and liabilities
               Decrease in receivables                                               448,851             3,843,111
               Increase in inventories                                            (4,358,258)           (4,067,680)
               Increase in deferred catalogs and
                    other current assets                                            (574,859)             (666,206)
               Increase (decrease) in payables                                    (1,105,752)              587,799
               Decrease in accrued liabilities                                      (505,215)             (383,026)
               Decrease in other assets                                               16,698               314,393
          Other                                                                       (3,013)              (36,888)
          Discontinued operations - noncash charges and
               working capital changes                                             1,120,503               764,747
                                                                        --------------------       ---------------
     Total adjustments                                                            (1,935,911)              886,066
                                                                        --------------------       ---------------
     Net cash used in operating activities                                        (5,865,679)             (198,098)
                                                                        --------------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES :
     Acquisitions of property, plant & equipment                                     (92,041)             (142,056)
     Proceeds from sale of investments                                                10,000                --
     Investing activities of discontinued operations                                  (1,657)             (468,758)
                                                                        --------------------       ---------------
     Net cash used in investing activities                                           (83,698)             (610,814)
                                                                        --------------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES :
     Proceeds from issuances of notes payable                                      6,151,918             2,568,360
     Payments of notes payable and capital lease
          obligations                                                            (12,136,427)           (1,378,350)
     Proceeds from common stock issuances                                         12,000,000                 3,878
     Dividends paid to stockholders                                                   -                   (201,650)
     Financing activities of discontinued operations                                  -                   (685,973)
                                                                        --------------------       ---------------
     Net cash provided by financing activities                                     6,015,491               306,265
                                                                        --------------------       ---------------
Net change in cash                                                                    66,114              (502,647)

Cash, beginning of period                                                            435,213               570,467
                                                                        --------------------       ---------------
Cash, end of period                                                     $            501,327       $        67,820
                                                                        ====================       ===============


   The accompanying notes are an integral part of these financial statements.

                    SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS -- CONTINUED
                                  UNAUDITED

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :

                                                                                  For The Three Months Ended
                                                                         -----------------------------------------------
                                                                           January 31, 1997            February 2, 1996
                                                                         ---------------------         -----------------
Cash paid during the period for interest                                 $             537,097         $         677,751
                                                                         =====================         =================

Cash paid during the period for income taxes                             $               9,500         $          67,000
                                                                         =====================         =================






   The accompanying notes are an integral part of these financial statements.

                    SPORT SUPPLY GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation

These consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of Sport Supply Group, Inc.'s (the "Company" or "SSG") consolidated financial position as of January 31, 1997 and the results of its operations for the three month periods ended January 31, 1997 and February 2, 1996. In January 1997, the Company changed its financial reporting year end from October 31 to September 30. Accordingly, fiscal year 1997 is a transition period consisting of eleven months. The Company is currently operating on a 52/53 week year ending on the Friday closest to September 30. Operating results for the interim period ending January 31, 1997 are not necessarily indicative of the results that may be expected for the eleven month period ending September 30, 1997.

The consolidated financial statements include the accounts of SSG and its wholly-owned subsidiary, Sport Supply Group International Holdings, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financials also include estimates and assumptions made by management which affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses, provisions for and the disclosure of contingent assets and liabilities. Actual results could materially differ from those estimates.

During May 1996, the Company sold substantially all of the assets (other than cash and accounts receivable) of its Gold Eagle Professional Golf Products Division (the "Gold Eagle Division"). Subsequent to the sale of the Gold Eagle Division, the Company adopted a formal plan to dispose of its remaining retail segment operations (which previously included the Gold Eagle Division). As a result, the Company's retail segment is being reported as a discontinued operation in the accompanying consolidated financial statements. Accordingly, certain prior year amounts have been reclassified to conform to the current year presentation.

Note 1 - Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for items manufactured by the Company and weighted-average cost for items purchased for resale. As of January 31, 1997 and November 1, 1996, inventories (excluding inventories related to discontinued operations) consisted of the following:

                                                 January 31,                  November 1,
                                                    1997                         1996
                                                ------------                 ------------
Raw Materials.........................          $  2,653,089                 $  2,255,675
Work-in-progress......................               238,379                      146,751
Finished and purchased goods..........            16,787,295                   12,918,079
                                                ------------                 ------------
                                                $ 19,678,763                 $ 15,320,505
                                                ============                 ============


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

During the three months ended January 31, 1997, the Company granted a total of 591,250 options under the stock option plan at exercise prices of $6.88 - $7.50 per share. 585,000 of these options were granted to key executive officers and a consultant of the Company. The exercise price of these options was $7.50 per share. The following table summarizes transactions under the plan for the three months ended January 31, 1997 and February 2, 1996:


                                                               Three Months Ended
                                                               ------------------
                                                 January 31, 1997             February 2, 1996
                                                -------------------          ------------------
Options outstanding- beginning of period              685,473                     811,772
Options granted                                       591,250                      5,000
Options exercised                                        --                        (562)
Options forfeited                                    (140,975)                    (12,250)
                                                -------------------          ------------------
Options outstanding - end of period                  1,135,748                    803,960
                                                ===================          ==================
Range of exercise prices                          $4.80 - $13.125              $4.80 - $14.25
                                                ===================          ==================

As of January 31, 1997 there were 245,130 non-qualified options outstanding that were issued outside the plan. Such options have exercise prices ranging from $6.88 to $15.00 per share.

Note 3 - Notes Payable and Capital Lease Obligations

As of January 31, 1997 and November 1, 1996, notes payable and capital lease obligations consisted of the following:

                                                                  January 31,                November 1,
                                                                     1997                        1996
                                                                ---------------            ---------------
Note payable under revolving line of credit,
   interest at prime plus  3/4% (9.0% at
   January 31, 1997) or LIBOR plus 2-3/4% (8-1/4% at
   January 31, 1997), due November 14, 1997,
   collateralized by substantially all assets                        15,963,088                 21,811,339

Term loan, interest at LIBOR plus 3.0% (8-1/2% at
   January 31, 1997), payable in quarterly installments
   plus accrued interest of $125,000 through November 14,
   1997, collateralized by substantially all assets                   2,500,000                  2,628,126

Capital lease obligation, interest at 7.4%, payable
   in monthly installments of principal and
   interest totaling $3,159 through December 1998                        67,562                     75,694

Capital lease obligation, interest at 9.0%, payable
   in annual installments of principal and
   interest totaling $55,000 through August 2005                        317,063                    317,063
                                                                ---------------            ---------------
       Total                                                         18,847,713                 24,832,222
       Less - current portion                                       (18,523,616)                  (696,955)
                                                                ---------------            ---------------
       Long-term debt and capital lease obligations, net        $       324,097            $    24,135,267
                                                                ===============            ===============

The Company has a senior secured credit facility to finance its working capital requirements. The Company's ability to borrow funds under its revolving credit facility is based upon certain percentages of eligible trade accounts receivable and eligible inventories. On November 27, 1996, SSG's lenders amended certain provisions of the senior credit facility including reducing the credit facility, changing the maturity date, reducing the number of financial covenants and modifying the remaining covenants. At January 31, 1997, the Company was in compliance with the terms of the senior credit facility as amended. The Company is currently negotiating with its senior lender to extend the maturity date of the senior credit facility to October 31, 1999. The Company believes such extension will be granted by the senior lender. However, until such time the extension is granted, the Company has classified such borrowings under the senior credit facility as current because such borrowings become due and payable on November 14, 1997.

Amounts outstanding under the senior credit facility are collateralized by substantially all assets of the Company. As of January 31, 1997, the Company had the option of electing the revolver to bear interest at the prevailing LIBOR rate plus 2.75% (8.25% at January 31, 1997) or the Lender's prime rate plus .75% (9.0% at January 31, 1997). The Company also had the option of electing the term loan to bear interest at the prevailing LIBOR rate plus 3.0% (8.5% at January 31, 1997) or the Lender's prime rate plus 1.0% (9.25% at January 31, 1997). Historically, the Company has elected the lower of the interest rates available under the facility.

As of January 31, 1997, the Company had borrowings of approximately $15,963,000 outstanding under the revolver, approximately $2,467,000 of letters of credit outstanding for foreign purchases of inventory, and availability of approximately $8,726,000. In addition, as of January 31, 1997, SSG had borrowings of $2,500,000 under the term loan which is payable in quarterly installments plus accrued interest of $125,000 through November 12, 1997.

Note 4 - Net Loss Per Common Share

Net loss per common share is based upon the weighted average number of common and common equivalent shares outstanding during the three month periods ended January 31, 1997 and February 2, 1996. Outstanding stock options and common stock purchase warrants are considered common stock equivalents when dilution results from their assumed exercise.

Note 5 - Change in Control of Management

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

Note 6 - Discontinued Operations

On May 20, 1996, SSG disposed of substantially all of the assets (other than cash and accounts receivable) of the Gold Eagle Division to Morris Rosenbloom & Co., Inc., a privately-held corporation. The sale of the Gold Eagle Division resulted in a pretax loss of approximately $750,000.

Subsequent to the sale of the Gold Eagle Division, the Company adopted a formal plan to dispose of the remaining operations of the Company's retail segment (which previously included the Gold Eagle Division) and therefore has classified these operations as discontinued. The following represents net current liabilities as well as net noncurrent assets of discontinued operations as of January 31, 1997 and November 1, 1996 and the results of operations for the three month period ended January 31, 1997 and February 2, 1996:

                                                                    January 31,                     November 1,
                                                                       1997                            1996
                                                             -------------------------------------------------------
 Current assets                                                    $   12,236,606                $   14,188,152
 Current liabilities                                                  (22,164,461)                  (20,518,079)
                                                             -------------------------------------------------------
    Net current liabilities                                        $   (9,927,855)               $   (6,329,927)
                                                             =======================================================
 Noncurrent assets                                                 $   16,270,654                $   16,365,572
 Noncurrent liabilities                                                        --                            --
                                                             =======================================================
    Net noncurrent assets                                          $   16,270,654                $   16,365,572
                                                             =======================================================


                                                                           For the Three Months Ended
                                                                 January 31, 1997              February 2, 1996
                                                             -------------------------------------------------------
Net revenues                                                       $    1,790,395                $    4,770,248
Selling, general, and administrative expenses                           1,235,398                       975,849
Loss form operations, net of income taxes                                      --                      (151,384)
Loss on disposal, net of income taxes                                  (2,574,000)                           --




The net loss from discontinued operations for the three months ended January 31, 1997 includes allocated interest expense of approximately $193,000 related to borrowings under the Company's senior credit facility. Interest expense charged to discontinued operations is based upon the amount of borrowings that are available based upon the asset eligibility formulas set forth in the senior secured credit agreement.

On March 4, 1997, the Company signed a letter of intent for the sale of the remaining assets of the discontinued retail segment. Based upon management's estimates of the net proceeds to be received pursuant to such disposal, the Company recorded a pre-tax charge of $3.9 million ($2.6 million after estimated income tax benefit) during the quarter ended January 31, 1997. This charge was provided to record the net assets at estimated net realizable value in accordance with the purchase price set forth in the letter of intent. As of January 31, 1997, total reserves related to discontinued operations were approximately $18.0 million. The proceeds from the sale of the assets of the discontinued retail segment will be used to reduce the Company's outstanding debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital decreased approximately $15.8 million during the three months ended January 31, 1997, from $16.7 million at November 1, 1996 to $839,000 at January 31, 1997. The decrease in working capital is primarily a result of: (i) a $17.8 million increase in notes payable due to the reclassification of debt to short-term based upon the current maturity date of November 14, 1997; (ii) a $3.3 million decrease in trade receivables due to higher revenues in the fourth fiscal quarter of 1996 as compared to the first fiscal quarter of 1997, which reflects the seasonality of the Company's business; and (iii) a $3.6 million increase in net current liabilities of discontinued operations due to the noncash charge recorded as of January 31, 1997. This decrease in working capital was offset primarily by an increase of approximately $4.4 million in inventories related to youth sports and team dealer products associated with the seasonality of the Company's business and a decrease of approximately $1.1 million in accounts payable.

As of January 31, 1997, the Company had total borrowings under its senior credit facility of approximately $18.5 million including a term loan of $2,500,000 which is payable in quarterly payments plus accrued interest of $125,000 through November 14, 1997, outstanding letters of credit for foreign purchases of inventory of approximately $2.5 million, and availability of approximately $8.7 million. The net decrease of $5.8 million in borrowings under the senior credit facility and the net decrease of $1.1 million in trade payables compared to November 1, 1996 reflects a payment made of approximately $12.0 million using the proceeds received by the Company from the sale of 1,600,000 shares of the Company's common stock to Emerson Radio Corp. ("Emerson").

On November 27, 1996, the Company entered into an agreement with its senior lender whereby the senior lender amended certain provisions of the senior secured credit agreement. The amendment included reducing the credit facility to $25 million, extending the maturity date, and reducing the number of financial covenants from seven to two as well as modifying the remaining covenants to only include results from continuing operations. At January 31, 1997, the Company was in compliance with the debt covenants as amended and the Company believes it will remain in compliance with the financial covenants throughout 1997.

The Company is currently negotiating with its senior lender to extend the maturity date of the senior credit facility to October 31, 1999. The Company believes such extension will be granted by the senior lender. However, until such time the extension is granted, the Company has reclassified such borrowings under the senior credit facility as current.

The Company believes it will satisfy its short-term and long-term liquidity needs from borrowings under its senior credit facility, cash flows from operations and estimated proceeds from the disposal of its discontinued operations. The estimated proceeds from the sale of the discontinued operations will be used to reduce the Company's outstanding borrowings. As a result, interest expense is expected to be less in future operating periods.

As of January 31, 1997, the Company had no material commitments for capital expenditures. The Company believes it will be able to satisfy its projected capital equipment requirements in the foreseeable future from borrowings under the senior credit facility and cash flows from operations.

RESULTS OF OPERATIONS

Net Revenues. Net revenues increased approximately $1.4 million (10.3%) for the three month period ended January 31, 1997 as compared to the same period of 1996. This increase in net revenues reflects increases in revenues associated primarily with youth sports league customers and the core entities of BSN, Passons, and GSC. These increases were slightly offset by a decrease in Government sales.

Gross Profit. Gross profit increased approximately $793,000 (15.5%) for the three month period ended January 31, 1997 as compared to the same period of 1996. As a percentage of net revenues, gross profit increased from 38.7% to 40.5% for the three month period ended January 31, 1997 as compared to the same period of 1996. The dollar increase in gross profit as well as the increase in gross profit as a percentage of net revenues were attributable to, among other factors, the increase in sales related to SSG's youth league division and core business of BSN, Passons, and GSC as well as increased prices on youth league products as compared to the same period of 1996.

Selling, General and Administrative Expenses. Operating expenses increased approximately $392,000 (6.4%) for the three month period ended January 31, 1997 as compared to the same period of 1996. As a percentage of net revenues, operating expenses decreased from 46.5% to 44.8% for the three month period ended January 31, 1997 as compared to the same period of 1996. The dollar increase in operating expenses was primarily a result of the following:

(i) An increase in advertising expenses due to the expansion of the Company's marketing efforts, primarily expenses relating to catalogs mailed to customers and additional advertising relating to the youth league division Although the Company has combined its BSN, GSC, and Passons' catalogs, the impact of decreased catalog expenses will not be realized until future operating periods.

(ii) An increase in payroll costs associated with an increase in employees in the youth league division.

These increases in operating expenses were somewhat offset by the decrease in the following:

(i) A decrease in expenses relating to the Company's participation in the 1996 Olympic games as all expenses related to royalties and travel were incurred and paid in fiscal year 1996.

(ii) A decrease in depreciation and amortization related to the write-offs of certain software and forecasting systems recorded in the fourth quarter of fiscal year 1996.

(iii) A decrease in warehouse compensation associated with the redesign of certain aspects of the Company's primary distribution facility as efficiencies have made it possible to eliminate some of the fixed expenses that occurred in fiscal year 1996.

Nonrecurring Charges. A majority of the nonrecurring pre-tax charge of $1.3 million for the three month period ended January 31, 1997 related to the "change in control" of management that occurred on December 10, 1996 (including severance payments to the former CEO of approximately $680,000). The change in control was the result of a stock purchase agreement with Emerson. As part of the agreement, Emerson purchased 1,600,000 shares of SSG common stock and caused a majority of the members of SSG's Board of Directors to consist of Emerson's designees.

Operating Profit. Operating profit for the three months ended January 31, 1997 decreased approximately $900,000. However, not including the nonrecurring charges, operating profit increased approximately $400,000 for the three months ended January 31, 1997 as compared to the same period of 1996, which reflects the impact of the increase in both gross profit dollars as well as gross profit percentages related to increased sales in the youth league division and the core business of BSN, Passons, and GSC.

Interest Expense. Interest expense decreased approximately $261,000 (57.1%) for the three month period ended January 31, 1997 as compared to the same period of 1996. The significant decrease in interest expense resulted from lower borrowing levels as a result of the equity infusion by Emerson. Interest expense is expected to decrease in future operating periods once the sale of the discontinued operations has been completed as the proceeds from the sale will be used to reduce the Company's outstanding borrowings. See Item 2 "Liquidity and Capital Resources" for a discussion of the lower borrowing levels associated with the Company's senior credit facility.

Benefit from Income Taxes. The benefit for income taxes increased approximately $233,000 for the three month period ended January 31, 1997 as compared to the same period of 1996. The Company's effective tax rate decreased slightly from 36.4% to 36.1% for the three month period ended January 31, 1997 as compared to the same period of 1996.

Net Loss from Continuing Operations. Net loss from continuing operations increased approximately $423,000 for the three month period ended January 31, 1997 as compared to the same period of 1996. Net loss per share from continuing operations increased from $0.14 to $0.18 for the three month period ended January 31, 1997 as compared to the same period of 1996. Loss from continuing operations before nonrecurring charges decreased approximately $406,000 for the three month period ended January 31, 1997 as compared to the same period of 1996. Loss per share from continuing operations before nonrecurring charges decreased from $0.14 to $0.07 for the three month period ended January 31, 1997 as compared to the same period of 1996. The three month period ended January 31, 1997 includes an increase of approximately 14.3% in weighted average shares outstanding related to the purchase of 1,600,000 shares of newly-issued common stock of SSG by Emerson.


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

The Company is in the process of disposing its discontinued operations and has signed a letter of intent for the sale the assets of the discontinued operation. The Company has recorded several charges in the past to record the net assets of the discontinued operation at estimated realizable value and for anticipated operating losses during the estimated twelve month disposal period. The current value of discontinued operations is based upon the proposal received and no assurance can be made that the Company's discontinued operations will be disposed of for an amount greater than or equal to the net realizable value as reported on the Company's financial statements. The letter of intent is subject to completion of definitive documentation mutually agreeable to the Company and the purchasers of the discontinued retail segment. If the discontinued operations are disposed of for an amount less than the book value or if the Company is unable to dispose of such operations, the Company will be required to record additional charges to discontinued operations.
These charges could materially adversely affect the Company's results of operations.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company from time to time becomes involved in various claims and lawsuits incident to its business (primarily relating to product liability issues). In the opinion of management of SSG, any ultimate liability arising out of currently pending claims and lawsuits will not have a material effect on the financial condition or the results of operations of SSG.

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

(a)(2)    Exhibit 3.1.1 --    Certificate of Amendment of Amended and Restated
                              Certificate of Incorporation to the Company
                              (incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8
                              (Registration No. 33 80028)).

(a)(3)    Exhibit 3.2 --      Amended and Restated Bylaws of the Company
                              (incorporated by reference from Exhibit 3.2 to the Company's Report on Form 10-K for the year ended November 1, 1996).

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

(a)(6)    Exhibit 4.3 --      Warrant Agreement entered into between the
                              Company and Emerson relating to the purchase of up to 1,000,000 shares of the Company's common stock for $7.50 per share, which expires on December 10, 2001 (incorporated by reference from
                              Exhibit 4 (a) to the Company's Report on Form 8-K filed on December 12, 1996.

(a)(7)    Exhibit 10  --      Amended and Restated Loan and Security Agreement
                              between the Company and LaSalle Business Credit,
                              Inc. dated as of March 23, 1995 (incorporated by reference from Exhibit 10.20 to the Company's
                              Report on Form 10-K for the fiscal year ended
                              October 31, 1995).

(a)(8)    Exhibit 10.1 --     Amendment No. 1 to Amended and Restated Loan and
                              Security Agreement between the Company and LaSalle Business Credit, Inc. (incorporated by reference from Exhibit 10.20.1 to the Company's
                              Report on Form 10-K for the fiscal year ended
                              October 31, 1995).

(a)(9)    Exhibit 10.2  --    Amendment No. 2 to Amended and Restated Loan and
                              Security Agreement between the Company and LaSalle Business Credit, Inc. (incorporated by reference from Exhibit 10 of the Company's Report on Form 10-Q for the quarter ended February 2,
                              1996).

(a)(10)   Exhibit 10.3  --    Amendment No. 3 to Amended and Restated Loan and
                              Security Agreement between the Company and LaSalle Business Credit, Inc. (incorporated by reference from Exhibit 10.3 of the Company's
                              Report on Form 10-Q for the quarter ended August
                              1, 1996).

(a)(11)   Exhibit 10.4  --    Amendment No. 4 to Amended and Restated Loan and
                              Security Agreement between the Company and LaSalle Business Credit, Inc. (incorporated by reference from Exhibit 4 (d) of the Company's
                              Report on Form 8-K filed on December 12, 1996).

(a)(12)   Exhibit 10.5  --    Amendment No. 5 to Amended and Restated Loan and
                              Security Agreement between the Company and LaSalle Business Credit, Inc. (incorporated by reference from Exhibit 10.20.5 of the Company's
                              Report on Form 10-K for the year ended November
                              1, 1996).

*(a)(13)  Exhibit 10.6  --    Amendment No. 6 to Amended and Restated Loan and
                              Security Agreement between the Company and LaSalle Business Credit, Inc. dated as of January
                              31, 1997).

*(a)(14)  Exhibit 11 --       Earnings per Common and Common Equivalent Share.

*(a)(15)  Exhibit 27 --       Financial Data Schedule


----------------------------------
*  Filed Herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SPORT SUPPLY GROUP, INC.


March 14, 1997                By:  /s/ JOHN P. WALKER
                                   ---------------------------
                                   John P. Walker
                                   Executive Vice President and
                                   Chief Financial Officer

                               INDEX TO EXHIBITS



ITEM
----

Exhibit 10.6  --     Amendment No. 6 to Amended and Restated Loan and Security
                     Agreement between the Company and LaSalle Business Credit,
                     Inc.  dated as of January 31, 1997

Exhibit 11    --     Earnings per Common and Common Equivalent Share

Exhibit 27    --     Financial Data Schedule

