Form 10-Q
period 1997-05-02
SPORT SUPPLY GROUP INC ET AL
filed 1997-06-16
CIK 872855

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                   ---------------------------------------
                                  FORM 10-Q
(MARK ONE)

                 [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                     For the quarterly period ended May 2, 1997.
                                       OR
                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from __________ to _________.

                     Commission File Number 1-10704
                                            -------
                           SPORT SUPPLY GROUP, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                      75-2241783
---------------------------------                -------------------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                    Identification No.)

1901 Diplomat Drive, Farmers Branch, Texas                      75234
------------------------------------------            --------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (972) 484-9484

                                Not Applicable
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---    ---


         Indicated below is the number of shares outstanding of each class of the registrant's common stock as of June 10, 1997.

Title of Each Class of Common Stock                  Number Outstanding
-----------------------------------           ---------------------------------
Common Stock, $0.01 par value                         8,364,834 shares

                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                   Index to Consolidated Financial Statements


                                                                                                                     Page
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

                    SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                   UNAUDITED

                                                                      May 2,             November 1,
                                                                       1997                 1996
                                                                   --------------       --------------
CURRENT ASSETS :
        Cash                                                        $    464,435         $    435,213
        Accounts receivable --
               Trade, less allowance for doubtful accounts of
               $1,250,000 in 1997 and $552,000 in 1996                12,099,944           11,836,173
               Other                                                     485,884              138,994
        Income taxes receivable                                        2,114,627            1,343,579
        Inventories, net                                              14,867,876           15,320,505
        Other current assets                                             877,222              899,588
        Deferred tax assets                                            4,453,579            5,883,341
                                                                   --------------       --------------
               Total current assets                                   35,363,567           35,857,393
                                                                   --------------       --------------

DEFERRED CATALOG EXPENSES                                              2,439,782            2,367,875

PROPERTY, PLANT AND EQUIPMENT :
        Land                                                               8,663                8,663
        Buildings                                                      1,553,371            1,551,723
        Machinery and equipment                                        6,087,096            6,029,845
        Furniture and fixtures                                         2,923,294            2,900,870
        Leasehold improvements                                         2,380,517            2,365,821
                                                                   --------------       --------------
                                                                      12,952,941           12,856,922
        Less -- Accumulated depreciation and amortization             (7,258,246)          (6,779,589)
                                                                   --------------       --------------
                                                                       5,694,695            6,077,333
                                                                   --------------       --------------

DEFERRED TAX ASSETS                                                    4,492,847            4,492,847




COST    IN EXCESS OF TANGIBLE NET ASSETS ACQUIRED, less accumulated amortization of $1,087,000 in 1997 and
        $1,036,000 in 1996                                             3,002,145            3,053,780

TRADEMARKS, less accumulated amortization of $852,000 in
        1997 and $748,000 in 1996                                      3,447,842            3,551,801

OTHER ASSETS, less accumulated amortization of $1,081,000
        in 1997 and $1,078,000 in 1996                                   727,347              761,826

NET NONCURRENT ASSETS OF DISCONTINUED OPERATIONS                         -                 16,365,572
                                                                   --------------       --------------
                                                                    $ 55,168,225        $  72,528,427
                                                                   ==============       ==============

CURRENT LIABILITIES :
        Accounts payable                                            $  5,269,657        $   9,993,049
        Accrued property taxes                                            88,083              370,789
        Other accrued liabilities                                      2,487,735            1,806,334
        Notes payable and capital lease obligations,
               current portion                                           564,167              696,955
        Net current liabilities of discontinued operations               -                  6,329,927
                                                                   --------------       --------------
               Total current liabilities                               8,409,642           19,197,054
                                                                   --------------       --------------

DEFERRED GAIN                                                             27,112               33,137
NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS, net of
        current portion                                                7,524,079           24,135,267

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
        Preferred stock, par value $0.01, 100,000 shares
               authorized, no shares outstanding in 1997 or 1996         -                    -
        Common stock, par value $0.01, 20,000,000 shares
               authorized, 9,151,899 and 7,551,899 shares issued in
               1997 and 1996, 8,364,834 and 6,764,834 shares
               outstanding in 1997 and 1996                               91,519               75,519
        Paid-in capital                                               58,527,193           46,543,193
        Retained deficit                                             (11,666,934)          (9,711,357)

        Treasury stock, at cost, 787,065 shares in 1997
               and 1996                                               (7,744,386)          (7,744,386)
                                                                   --------------       --------------
                                                                      39,207,392           29,162,969
                                                                   --------------       --------------
                                                                    $ 55,168,225        $  72,528,427
                                                                   ==============       ==============


             The accompanying notes are an integral part of these financial statements.

                                                 3

                    SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED



                                                 For The Three Months Ended           For The Six Months Ended
                                            ------------------------------------------------------------------------
                                             May 2, 1997        May 3, 1996        May 2, 1997        May 3, 1996
                                            --------------    ----------------    --------------    ----------------

Net revenues                                  $28,312,254         $25,521,321       $42,892,062         $38,737,315

Cost of sales                                  17,595,076          16,070,395        26,270,094          24,174,165
                                            --------------    ----------------    --------------    ----------------

     Gross profit                              10,717,178           9,450,926        16,621,968          14,563,150

Selling, general and
   administrative expenses                      7,479,557           7,623,951        14,017,665          13,769,869

Nonrecurring charges                              -                  -                1,300,000            -
                                            --------------    ----------------    --------------    ----------------

     Operating profit                           3,237,621           1,826,975         1,304,303             793,281

Interest expense                                 (272,880)           (313,863)         (469,211)           (771,676)

Other income, net                                  26,460               7,007            33,589              31,642
                                            --------------    ----------------    --------------    ----------------

     Earnings from continuing operations
       before provision for income taxes        2,991,201           1,520,119           868,681              53,247

Provision for income taxes                      1,017,010             553,316           250,258              19,224
                                            --------------    ----------------    --------------    ----------------

     Earnings from continuing
       operations                               1,974,191             966,803           618,423              34,023
                                            --------------    ----------------    --------------    ----------------

Discontinued operations:

     Loss from operations, net                    -                (1,930,908)          -                (2,082,143)
     Loss on disposal, net                        -                (8,438,217)       (2,574,000)         (8,438,217)
                                            --------------    ----------------    --------------    ----------------
     Loss from discontinued
       operations                                 -               (10,369,125)       (2,574,000)        (10,520,360)
                                            --------------    ----------------    --------------    ----------------
Net earnings (loss)                            $1,974,191         $(9,402,322)      $(1,955,577)       $(10,486,337)
                                            ==============    ================    ==============    ================

Earnings (loss) per common and common equivalent share:

     Continuing operations                          $0.24               $0.14             $0.08               $0.00
     Discontinued operations                         0.00               (1.53)            (0.32)              (1.56)
                                            --------------    ----------------    --------------    ----------------

     Net earnings (loss)                            $0.24              $(1.39)           $(0.24)             $(1.56)
                                            ==============    ================    ==============    ================

Weighted average number of
   common and common
   equivalent shares outstanding                8,366,963           6,748,769         8,028,690           6,742,721
                                            ==============    ================    ==============    ================






The accompanying notes are an integral part of these financial statements.
                                      4

                    SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   UNAUDITED

                                                                                   For The Six Months Ended
                                                                          -------------------------------------------

                                                                             May 2, 1997             May 3, 1996
                                                                          -------------------     -------------------

CASH FLOWS FROM OPERATING ACTIVITIES :
      Net loss                                                                   $(1,955,577)           $(10,486,337)
      Adjustments to reconcile net loss
           to net cash used in operating activities --
           Loss on disposal of discontinued operations                             2,574,000               8,438,217
           Depreciation and amortization                                             717,057                 854,021
           Provision for allowances for accounts
                receivable                                                           249,169                 416,700
           Changes in assets and liabilities --
                (Increase) decrease in receivables                                (1,630,878)                 12,762
                (Increase) decrease in inventories                                   452,629              (2,947,651)
                (Increase) decrease in deferred catalogs and
                     other current assets                                          1,380,221              (2,000,105)
                Increase (decrease) in payables                                   (4,723,392)              3,561,954
                Increase in accrued liabilities                                      398,695               1,670,436
                (Increase) decrease in other assets                                   (7,305)                253,601
           Other                                                                      (6,025)                (48,587)
           Discontinued operations - noncash charges and
                    working capital changes                                         (697,524)              1,779,339
      Total adjustments                                                           (1,293,353)             11,990,687
                                                                          -------------------     -------------------

      Net cash (used in) provided by operating activities                         (3,248,930)              1,504,350
                                                                          -------------------     -------------------


CASH FLOWS FROM INVESTING ACTIVITIES :
      Acquisitions of property, plant & equipment                                   (168,041)               (424,843)
      Proceeds from sale of investments                                               31,000              -
      Investing activities of discontinued operations                                 (1,657)
      Proceeds from sale of discontinued operations                                8,160,826                (516,400)
                                                                          -------------------     -------------------

      Net cash (used in) provided by investing activities                          8,022,128                (941,243)
                                                                          -------------------     -------------------


CASH FLOWS FROM FINANCING ACTIVITIES :
      Proceeds from issuances of notes payable                                     6,595,140               2,818,946
      Payments of notes payable and capital lease
           obligations                                                           (23,339,116)             (3,248,052)
      Proceeds from common stock issuances                                        12,000,000                   3,878
      Dividends paid to stockholders                                              -                         (201,650)
                                                                          -------------------     -------------------

      Net cash used in financing activities                                       (4,743,976)               (626,878)
                                                                          -------------------     -------------------

Net change in cash                                                                    29,222                 (63,771)

Cash, beginning of period                                                            435,213                 570,467
                                                                          -------------------     -------------------

Cash, end of period                                                                 $464,435                $506,696
                                                                          ===================     ===================




                     The accompanying notes are an integral part of these financial statements.

                    SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   UNAUDITED

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :


                                                                                       For The Six Months Ended
                                                                                  -----------------------------------

                                                                                  May 2, 1997             May 3, 1996
                                                                                  ----------              -----------

Cash paid during the period for interest                                          $  957,807              $   721,967
                                                                                  ==========              ===========


Cash paid during the period for income taxes                                      $    9,500              $   106,000
                                                                                  ==========              ===========



SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES :

During April 1996, the Company reissued 42,599 shares of its common stock previously held in treasury in connection with an acquisition
    completed in 1994                                                             $       -               $   309,383
                                                                                  ==========              ===========




















The accompanying notes are an integral part of these financial statements.

                    SPORT SUPPLY GROUP, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation

These consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of Sport Supply Group, Inc.'s (the "Company" or "SSG") consolidated financial position as of May 2, 1997 and the results of its operations for the three and six month periods ended May 2, 1997 and May 3, 1996. In January 1997, the Company changed its financial reporting year end from October 31 to September 30. Accordingly, fiscal year 1997 is a transition period consisting of eleven months. The Company is currently operating on a 52/53 week year ending on the Friday closest to September 30. Operating results for the interim period ending May 2, 1997 are not necessarily indicative of the results that may be expected for the eleven month period ending September 30, 1997.

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

During May 1996, the Company sold substantially all of the assets (other than cash and accounts receivable) of its Gold Eagle Professional Golf Products Division (the "Gold Eagle Division"). Subsequent to the sale of the Gold Eagle Division, the Company adopted a formal plan to dispose of its remaining retail segment operations (which previously included the Gold Eagle Division). As a result, the Company's retail segment was being reported as a discontinued operation in the accompanying consolidated financial statements through March 28, 1997, the date of the disposal of the remaining retail segment (See Note
6).

Note 1 - Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for items manufactured by the Company and weighted-average cost for items purchased for resale. As of May 2, 1997 and November 1, 1996, inventories consisted of the following:

                                                               May 2,                     November 1,
                                                                1997                         1996
                                                       ----------------------       ----------------------
                Raw                                              $ 2,522,980                  $ 2,255,675
                Materials.........................
                Work-in-                                             192,294                      146,751
                progress....................
                Finished and purchased goods.                     12,152,602                   12,918,079
                                                       ----------------------       ----------------------
                                                                 $14,867,876                  $15,320,505
                                                       ======================       ======================


Note 2 - Stockholders' Equity

The Company maintains a stock option plan that provides up to 2,000,000 shares of common stock for awards of incentive and non-qualified stock options to directors, employees and consultants of the Company. Under the stock option plan, the exercise price of options will not be less than the fair market value of the common stock at the date of grant or not less than 110% of fair market value for incentive stock options granted to certain employees, as more fully described in the Amended and Restated Stock Option Plan. Options expire 10 years from the grant date, or 5 years from the grant date for incentive stock options granted to certain employees, or such earlier date as determined by the Board of Directors of the Company.

During the six months ended May 2, 1997, the Company granted a total of 594,375 options under the stock option plan at exercise prices ranging from $6.125 to $7.50 per share. 585,000 of these options were granted to key executive officers of, and a consultant to, the Company at an exercise price of $7.50 per share. The following table summarizes transactions under the plan for the six months ended May 2, 1997 and May 3, 1996:


                                                                             Six Months Ended
                                                                             ----------------
                                                                May 2, 1997                 May 3, 1996
                                                          ----------------------      ---------------------
            Options outstanding- beginning of                     685,473                     811,772
            period
            Options granted                                       594,375                      11,125
            Options exercised                                        --                         (562)
            Options forfeited                                    (140,975)                    (33,250)
                                                          ----------------------      ---------------------
            Options outstanding - end of period                  1,332,953                    789,085
                                                          ======================      =====================
            Range of exercise prices                          $4.80 - $13.125              $4.80 - $14.25
                                                          ======================      =====================


As of May 2, 1997 there were 245,130 non-qualified options outstanding that were issued outside the plan. Such options have exercise prices ranging from $6.88 to $15.00 per share.

Note 3 - Notes Payable and Capital Lease Obligations

As of May 2, 1997 and November 1, 1996, notes payable and capital lease obligations consisted of the following:

                                                                       May 2,                  November 1,
                                                                        1997                      1996
                                                                    -----------                ----------
Note payable under revolving line of credit,
     interest at prime plus 3/4% (9.25% at May 2, 1997) or
     LIBOR plus 2-3/4% (8.19% at May 2, 1997), due October
     31, 1999 collateralized by substantially all assets            $ 5,961,906                $21,811,339

Term loan, interest at prime plus 1.0% (9.5% at May
     2, 1997), payable in quarterly installments plus
     accrued interest of $125,000 through October 31, 1999,
     collateralized by substantially all assets                       1,750,000                  2,628,126


Capital lease obligation, interest at 7.4%, payable
     in monthly installments of principal and
     interest totaling $3,159 through December 1998                      59,277                     75,694

Capital lease obligation, interest at 9.0%, payable
     in annual installments of principal and
     interest totaling $55,000 through August 2005                      317,063                    317,063
                                                                    -----------                -----------
         Total                                                        8,088,246                 24,832,222
         Less - current portion                                        (564,167)                  (696,955)
                                                                    -----------                -----------
         Long-term debt and capital lease obligations,              $ 7,524,079                $24,135,267
         net                                                        ===========                ===========

The Company has a senior secured credit facility to finance its working capital requirements. The Company's ability to borrow funds under its revolving credit facility is based upon certain percentages of eligible trade accounts receivable and eligible inventories. On November 27, 1996, SSG's lenders amended certain provisions of the senior credit facility including reducing the credit facility, changing the maturity date, reducing the number of financial covenants and modifying the remaining covenants. On June 13, 1997, the Company received a letter agreement from its senior lender extending the maturity date to October 31, 1999.

Amounts outstanding under the senior credit facility are collateralized by substantially all assets of the Company. As of May 2, 1997, the Company had the option of electing the revolving credit facility to bear interest at the prevailing LIBOR rate plus 2.75% (8.19% at May 2, 1997) or the Lender's prime rate plus .75% (9.25% at May 2, 1997). The Company also had the option of electing the term loan to bear interest at the prevailing LIBOR rate plus 3.0% (8.44% at May 2, 1997) or the Lender's prime rate plus 1.0% (9.5% at May 2,
1997). Historically, the Company has elected the lower of the interest rates available under the facility.

As of May 2, 1997, the Company had borrowings of approximately $5,962,000 outstanding under the revolver, approximately $597,000 of letters of credit outstanding for foreign purchases of inventory, and availability of approximately $11,330,000. In addition, as of May 2, 1997, SSG had borrowings of $1,750,000 under the term loan which is payable in quarterly installments of principal and accrued interest of $125,000 through October 31, 1999.

Note 4 - Net Earnings (Loss) Per Common Share

Net earnings (loss) per common share is based upon the weighted average number of common and common equivalent shares outstanding during the six month periods ended May 2, 1997 and May 3, 1996. Outstanding stock options and common stock purchase warrants are considered common stock equivalents when dilution results from their assumed exercise.

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

Subsequent to the sale of the Gold Eagle Division, the Company adopted a formal plan to dispose of the remaining operations of the Company's retail segment (which previously included the Gold Eagle Division) and therefore had classified these operations as discontinued. On March 28, 1997, SSG disposed of substantially all of the remaining assets of the discontinued operation to Nitro Leisure Products, Inc., a Delaware corporation. Pursuant to the Asset Acquisition Agreement, the total consideration paid to SSG was $8,161,000 in cash and $430,000 in cash payable one hundred and twenty (120) days from the date of closing, subject to certain adjustments as provided in the Asset Acquisition Agreement. The following represents net current liabilities as well as net noncurrent assets of discontinued operations as of November 1, 1996 and the results of operations of the discontinued operations for the six month periods ended May 3, 1996 and the period from November 2, 1997 to the disposal date of March 28, 1997:

                                                                    November 1,
                                                                       1996
                                                                 ---------------
 Current assets                                                      $14,188,152
 Current liabilities                                                 (20,518,079)
                                                                 ---------------
        Net current liabilities                                      $(6,329,927)
                                                                 ===============
 Noncurrent assets                                                   $16,365,572
 Noncurrent liabilities                                                       --
                                                                 ===============
        Net noncurrent assets                                        $16,365,572
                                                                 ===============



                                                                    For the Period From                For the Six Months Ended
                                                              November 2, 1996 - March 28, 1997               May 3, 1996
                                                              ---------------------------------------------------------------------
                 Net revenues                                           $  1,790,395                             $ 11,021,779
                 Selling, general, and administrative expenses             1,235,398                                2,715,553
                 Loss from operations, net of income taxes                        --                               (2,082,143)
                 Loss on disposal, net of income taxes                    (2,574,000)                              (8,438,217)


The net loss from discontinued operations for the period from November 2, 1996 to the date of disposal includes allocated interest expense of approximately $355,000 related to borrowings under the Company's senior credit facility. Interest expense charged to discontinued operations was based upon the amount of borrowings that were available based upon the asset eligibility formulas set forth in the senior secured credit agreement.

On March 4, 1997, the Company signed a letter of intent for the sale of the remaining assets of the discontinued retail segment. Based upon management's estimates at that time of the net proceeds to be received pursuant to such disposal, the Company recorded a pre-tax charge of $3.9 million ($2.6 million after estimated income tax benefit) during the quarter ended January 31, 1997. This charge was provided to record the net assets at estimated net realizable value in accordance with the purchase price set forth in the letter of intent. On March 28, 1997, the Company sold the remaining assets of the discontinued segment for approximately $8.6 million in which the proceeds from the sale were used to reduce the Company's outstanding debt.

Note 7 - Subsequent Event

On May 28, 1997, the Company approved the repurchase of up to 1,000,000 shares of its issued and outstanding common stock in the open market and/or privately negotiated transactions. Such purchases are subject to price and availability of shares, working capital availability and any alternative capital spending programs of the Company, and maintaining compliance with the senior credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital increased approximately $10.3 million during the six months ended May 2, 1997, from $16.7 million at November 1, 1996 to $26.9 million at May 2, 1997. The increase in working capital is primarily a result of: (i) a $4.7 million decrease in accounts payable; and (ii) a $6.3 million decrease in net current liabilities of discontinued operations due to the sale of the remaining discontinued operations on March 28, 1997.

As of May 2, 1997, the Company had total borrowings under its senior credit facility of approximately $7.7 million including a term loan of $1,750,000 which is payable in quarterly installments of principal and accrued interest of $125,000 through October 31, 2000, outstanding letters of credit for foreign purchases of inventory of approximately $0.6 million, and availability of approximately $11.3 million. The net decrease of $16.7 million in borrowings under the senior credit facility and the net decrease of $4.7 million in trade payables compared to November 1, 1996 reflects (i) a payment of approximately $12.0 million using the proceeds received by the Company from the sale of 1,600,000 shares of the Company's common stock and 1.0 million common stock purchase warrants to Emerson Radio Corp. ("Emerson") and (ii) a payment of approximately $8.2 million using the proceeds received from the sale of the remaining assets of the discontinued retail segment.

On November 27, 1996, the Company entered into an agreement with its senior lender whereby the senior lender amended certain provisions of the senior secured credit agreement. The amendment included reducing the credit facility to $25 million, extending the maturity date, and reducing the number of financial covenants from seven to three as well as modifying the remaining covenants to only include results from continuing operations. At May 2, 1997, the Company was in compliance with the debt covenants as amended and the Company believes it will remain in compliance with the financial covenants throughout 1997. On June 13, 1997, the Company received a letter agreement from its senior lender that extended the maturity date to October 31, 1999.

The Company believes it will satisfy its short-term and long-term liquidity needs from borrowings under its senior credit facility and cash flows from operations. The proceeds from the sale of the discontinued operations and proceeds from the Emerson transaction were used to reduce the Company's outstanding borrowings. As a result of the sale and the Emerson transaction, interest expense is expected to be less in future operating periods.

On May 28, 1997, the Company approved the repurchase of up to 1,000,000 shares of its issued and outstanding common stock in the open market and/or privately negotiated transactions. Such purchases are subject to price and availability of shares, working capital availability and any alternative capital spending programs of the Company. The Company had no material commitments for capital expenditures as of May 2, 1997. However, the Company believes it will be able to satisfy any projected capital requirements that may arise in the foreseeable future from borrowings under the senior credit facility and cash flows from operations.

RESULTS OF OPERATIONS

Net Revenues. Net revenues increased approximately $2.8 million (10.9%) and $4.2 million (10.7%) for the three and six month periods ended May 2, 1997 as compared to the same periods of 1996. This increase in net revenues reflects increases in revenues associated primarily with youth sports league customers. These increases were partially offset by a decrease in Government sales. As Government spending continues to be reduced, the Company will experience a decrease in Government sales in future periods.

Gross Profit. Gross profit increased approximately $1.3 million (13.4%) and $2.1 million (14.4%) for the three and six month periods ended May 2, 1997 as compared to the same periods of 1996. As a percentage of net revenues, gross profit increased from 37.0% to 37.9% and from 37.6% to 38.8% for the three and six month periods ended May 2, 1997 as compared to the same periods of 1996. The dollar increase in gross profit as well as the increase in gross profit as a percentage of net revenues were attributable to, among other factors, the increase in sales related to SSG's youth league division.

Selling, General and Administrative Expenses. Operating expenses decreased approximately $144,000 (1.9%) and increased approximately $248,000 (1.8%) for the three and six month periods ended May 2, 1997 as compared to the same periods of 1996. As a percentage of net revenues, operating expenses decreased from 29.9% to 26.4% and from 35.6% to 32.7% for the three and six month periods ended May 2, 1997 as compared to the same periods of 1996. The dollar increase in operating expenses for the six month period ended May 2, 1997 was primarily a result of the following:

(i) Variable selling expenses such as salaries and commissions associated with the increase in revenues as compared to the same period in 1996.

(ii) An increase in advertising expenses due to the expansion of the Company's marketing efforts, primarily expenses relating to catalogs mailed to customers. Since the Company has combined its BSN, GSC, and Passons' catalogs, the Company anticipates a decrease in catalog expenses for fiscal year 1998.

These increases in operating expenses were primarily offset by the decrease in the following:

(i) A decrease in expenses relating to the Company's participation in the 1996 Olympic games, as all expenses related to royalties and travel were incurred and paid in fiscal year 1996.

(ii) A decrease in depreciation and amortization related to the write-offs of certain software and forecasting systems recorded in the fourth quarter of fiscal year 1996.

(iii) A decrease in bad debt expense associated with the Company's successful collection efforts.

(iv) A decrease in warehouse expenses associated with the redesign of certain aspects of the Company's primary distribution facility as efficiencies have made it possible to eliminate some of the fixed expenses that occurred in fiscal year 1996.

(v) A decrease in other expenses such as office supplies, postage, paper and forms, delivery service, and telephone as a result of management's efforts to reduce overall general and administrative expenses.

Nonrecurring Charges. A majority of the nonrecurring pre-tax charge of $1.3 million for the six month period ended May 2, 1997 related to the "change in control" of management that occurred on December 10, 1996 (including severance payments to the former CEO of approximately $680,000). The change in control was the result of a stock purchase agreement with Emerson. As part of the agreement, Emerson purchased 1,600,000 shares of SSG common stock, 1,000,000 Common Stock Purchase Warrants and caused a majority of the members of SSG's Board of Directors to consist of Emerson's designees.

Operating Profit. Operating profit for the three and six month periods ended May 2, 1997 increased approximately $1,411,000 (77.2%) and $511,000 (64.4%), respectively. However, not including the nonrecurring charges, operating profit increased approximately $1,811,000 for the six months ended May 2, 1997 as compared to the same period of 1996, which reflects the impact of the (i) increase in both gross profit dollars as well as gross profit percentages related to increased sales, and (ii) the decrease in operating expenses as a percentage of revenues.

Interest Expense. Interest expense decreased approximately $41,000 (13.1%) and $302,000 (39.2%) for the three and six month periods ended May 2, 1997 as compared to the same periods of 1996. The significant decrease in interest expense resulted from lower borrowing levels as a result of the equity infusion by Emerson and the sale of the discontinued operations. See Item 2 "Liquidity and Capital Resources" for a discussion of the lower borrowing levels associated with the Company's senior credit facility. The Company anticipates that interest expense in fiscal year 1997 will continue to decrease as compared to fiscal year 1996 due to the lower borrowing levels.

Provision for Income Taxes. The provision for income taxes increased approximately $464,000 and $231,000 for the three and six month periods ended May 2, 1997 as compared to the same periods of 1996. The Company's effective tax rate decreased from 36.4% to 34.0% and from 36.1% to 28.8% for the three and six month periods ended May 2, 1997 as compared to the same periods of 1996.

Net Earnings from Continuing Operations. Net earnings from continuing operations increased approximately $1,007,000 and $584,000 for the three and six month periods ended May 2, 1997, respectively, as compared to the same periods of 1996. Net earnings per share from continuing operations increased from $0.14 to $0.24 and from $0.00 to $0.08 for the three and six month periods ended May 2, 1997 as compared to the same periods of 1996. The three and six month periods ended May 2, 1997 include an increase of approximately 23.9% and 19.1% in weighted average shares outstanding related to the sale to Emerson of 1,600,000 shares of SSG's newly-issued common stock.


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

Approximately 7% of the Company's institutional sales are made to the U.S. Government, a majority of which are made to military installations. Anticipated reductions in U.S. Government spending could reduce funds available to various government customers for sports related equipment, which could adversely affect the Company's results of operations.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         (a)     Not applicable.

         (b)     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on March 21, 1997. The Company submitted the following three proposals to its stockholders: (i) election of seven (7) persons to serve as Directors of the Company; (ii) the adoption of the Sport Supply Group, Inc. Amended and Restated Stock Option Plan; and (iii) the adoption of the Sport Supply Group, Inc. 1997 Employee Stock Purchase Plan. The results of the vote on each of these proposals is as follows:

                             ELECTION OF DIRECTORS
                             ---------------------

                         Directors                              Votes For             Votes Withheld
                         ---------                              ---------             --------------
                 (1)     Geoffrey P. Jurick                     8,010,768                214,118

                 (2)     Eugene I. Davis                        8,010,518                214,368

                 (3)     Peter S. Blumenfeld                    8,007,211                217,675

                 (4)     John P. Walker                         8,009,018                215,868

                 (5)     Peter G. Bunger                        8,010,518                214,368

                 (6)     Johnson C. S. Ko                       8,010,518                214,368

                 (7)     Thomas P. Treichler                    8,011,143                213,743

                      ADOPTION OF SPORT SUPPLY GROUP, INC.
                     AMENDED AND RESTATED STOCK OPTION PLAN
                     --------------------------------------

                 Votes For:                3,864,102

                 Votes Against:              938,300

                 Abstentions:                 55,285

                 Broker Nonvotes:          3,367,199


                      ADOPTION OF SPORT SUPPLY GROUP, INC.
                       1997 EMPLOYEE STOCK PURCHASE PLAN
                     --------------------------------------

                 Votes For:                4,543,743

                 Votes Against:              270,948

                 Abstentions:                 42,996

                 Broker Nonvotes:          3,367,199


ITEM 5.  OTHER INFORMATION

In November 1995, the Company received a notice from the United States Securities and Exchange Commission (the "SEC") that the SEC was conducting a non-public, informal inquiry concerning, among other things, trading in the Company's securities and certain accounting issues raised by the Company's October 24, 1995 press release. In December 1995, the Company responded to all of the SEC's requests in connection with this matter and has not been contacted by the SEC since such time.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

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

*(a)(17) Exhibit 11 --    Earnings per Common and Common Equivalent Share.

*(a)(18) Exhibit 27 --    Financial Data Schedule

 (b)                --    A report on Form 8-K was filed with the Securities and Exchange Commission on April 11, 1997 to report the disposition of the Company's discontinued
                          golf-related operations.  The disposition was reported pursuant to Item 2 of the Form 8-K.  Pro Forma Financial Information was reported under Item 7 in the Form 8-K.

----------------------------------
*  Filed Herewith

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SPORT SUPPLY GROUP, INC.


June 16, 1997                            By:    /s/ John P. Walker
                                                --------------------------------
                                                    John P. Walker
                                                    Executive Vice President and
                                                    Chief Financial Officer

                               INDEX TO EXHIBITS


ITEM


Exhibit 11    --     Earnings per Common and Common Equivalent Share

Exhibit 27    --     Financial Data Schedule