Form 10-Q
period 1997-08-01
SPORT SUPPLY GROUP INC
filed 1997-09-15
CIK 872855

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                            FORM 10-Q
(Mark One)

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended August 1, 1997.
                               OR
     _    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from            to

          Commission File Number 1-10704


                          SPORT SUPPLY GROUP, INC.
            (Exact name of registrant as specified in its charter)

           Delaware                                75-2241783
     State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

  1901 Diplomat Drive, Farmers Branch, Texas          75234
  (Address of principal executive offices)          (Zip Code)

   Registrant's telephone number, including area code:  (972) 484-9484
                          Not Applicable
         Former Name, Former Address and Former Fiscal Year,
                      if Changed Since Last Report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was  required to file such reports), and (2)has been subject  to such filing  requirements for the past 90 days.
Yes    [x]        No []

     Indicated below is the number of shares outstanding of each class of the registrant's common stock as of September 15, 1997.

Title of Each Class of Common Stock              Number Outstanding
Common Stock, $0.01 par value                    8,074,784 shares

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

                    SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                                 UNAUDITED

                                              August 1,   November 1,
                                                1997        1996
CURRENT ASSETS:
   Cash                                       $  358,898     $  435,213
   Accounts receivable --
       Trade, less allowance for doubtful
       accounts of $1,069,000 in 1997 and
       $552,000 in 1996                        13,531,554     11,836,173
       Other                                      483,021        138,994
   Income taxes receivable                      2,264,781      1,343,579
   Inventories,net                             13,587,286     15,320,505
   Other current assets                           684,609        899,588
   Deferred Tax Assets                          3,201,594      5,883,341

       Total current assets                    34,111,743     35,857,393

DEFERRED CATALOG EXPENSES                       1,455,733      2,367,875

PROPERTY, PLANT AND EQUIPMENT:
   Land                                             8,663          8,663
   Buildings                                    1,595,228      1,551,723
   Machinery and equipment                      5,659,804      6,029,845
   Furniture and fixtures                       2,391,357      2,900,870
   Leasehold improvements                       2,276,367      2,365,821

                                               11,931,419     12,856,922

   Less -- Accumulated Depreciation
   and amortization                            (6,469,297)    (6,779,589)

                                                5,462,122      6,077,333

DEFERRED TAX ASSETS                             4,492,847      4,492,847


COST IN EXCESS OF TANGIBLE NET ASSETS
   ACQUIRED, less accumulated amortization of
   $1,113,000 in 1997 and $1,036,000 in 1996    2,976,326      3,053,780

TRADEMARKS, less accumulated amortization
   of $901,000 in 1997 and $748,000 in 1996     3,398,688      3,551,801

OTHER ASSETS, less accumulated amortization
   of $1,106,000 in 1997 and $1,078,000 in 1996   705,373        761,826

NET NONCURRENT ASSETS OF
DISCONTINUED OPERATIONS                              -        16,365,572

                                              $52,602,832    $72,528,427

CURRENT LIABILITIES:
   Accounts payable                            $4,823,408    $ 9,993,049
   Accrued property taxes                         211,897        370,789
   Other accrued liabilities                    1,549,760      1,806,334
   Notes payable and capital lease
      obligations, current portion                564,149        696,955
   Net current liabilities of
      discontinued oeprations                        -         6,329,927

       Total current liabilities                7,149,214     19,197,054


DEFERRED GAIN                                      24,099         33,137

NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS,
   net of current portion                       6,413,590     24,135,267

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, par value $0.01,
   100,000 shares authorized, no shares
   outstanding in 1997 or 1996                       -              -

   Common stock, par value $0.01,
   20,000,000 shares authorized, 9,151,899
   and 7,551,899 shares issued in 1997 and
   1996, 8,087,934 and 6,764,834 shares
   outstanding in 1997 and 1996                    91,519         75,519
   Paid-in capital                             58,527,193     46,543,193
   Retained deficit                            (9,690,453)    (9,711,358)

   Treasury stock, at cost, 1,063,965 shares
   in 1997 and 1996                            (9,912,330)    (7,744,386)

                                               39,015,020     29,162,969

                                              $52,602,832    $72,528,427



The accompanying notes are an integral part of these financial statements.

                 SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                            UNAUDITED

                              For The Three Months Ended       For The Nine Months Ended
                            August 1, 1997  August 2, 1996   August 1, 1997, August 2, 1996
Net revenues                  $23,224,872  $21,919,829      $   66,116,934   $60,657,144

Cost of sales                  13,702,831   13,567,404          39,972,925    37,741,569

  Gross profit                  9,522,041    8,352,425          26,144,009    22,915,575

Selling,general and
  administrative expenses       6,647,385    7,371,792          20,665,050    21,141,661

Nonrecurring charges                 -            -          1,300,000,000        -

Operating profit                2,874,656      980,633           4,178,959     1,773,914

Interest expense                 (178,937)    (290,381)           (648,148)   (1,062,057)

Other income, net                  15,872        2,916              49,461        34,558

  Earnings from continuing
  operations before provision
  for income taxes              2,711,591      693,168           3,580,272       746,415

Provision for income taxes        735,110      249,484             985,368       268,708

  Earnings from continuing
  operations                    1,976,481      443,684           2,594,904       477,707

Discontinued operations:
  Loss from operations, net          -           -                    -       (2,082,143)
  Loss on disposal, net              -      (3,732,480)         (2,574,000)  (12,170,697)
  Loss from discontinued
  operations                         -      (3,732,480)         (2,574,000)  (14,252,840)

Net earnings (loss)            $1,976,481  $(3,288,796)            $20,904  $(13,775,133)

Earnings (loss) per common
and equivalent share:

  Continuing operations             $0.24        $0.06               $0.32         $0.07

  Discontinued operations            0.00        (0.55)              (0.32)        (2.10)

  Net earnings (loss)               $0.24       $(0.49)              $0.00        $(2.03)

Weighted average number of
   common and common equivalent
   shares outstanding           8,334,441    6,776,802           8,138,003     6,772,416

   The accompanying notes are an integral part of these financial statements.

              SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                            UNAUDITED
                                                  For The Nine Months Ended
                                              August 1, 1997  August 2, 1996
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                   $   20,904    $(13,775,133)
  Adjustments to reconcile net loss
     to net cash used in operating activities --
     Loss on disposal of discontinued
     operations                                   2,574,000      12,170,697
     Depreciation and amortization                1,089,334       1,282,347
     Provision for allowances for
        accounts receivable                            -            552,701
     Changes in assets and liabilities --
        Increase in receivables                  (2,960,610)     (1,630,673)
        (Increase) decrease in inventories        1,733,219      (2,104,450
        (Increase) decrease in deferred
           catalogs and other current assets      3,808,868      (1,162,383)
        Increase (decrease) in payables          (5,169,641)      2,217,583
        Increase (decrease) in accrued
           liabilities                             (415,466)         20,457
        (Increase) decrease in other assets         (11,078)        116,745
     Other                                           (9,038)        (27,841)
     Discontinued operations - noncash charges
        and working capital changes                (697,524)      1,903,770
                                                   ---------      ---------
Total adjustments                                   (57,936)     13,338,953

  Net cash used in operating activities             (37,032)       (436,180)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions of property, plant & equipment      (207,025)       (510,273)
  Proceeds from sale of investments                  31,000       5,078,190
  Investing activities of discontinued operations    (1,657)       (516,400)
  Proceeds from sale of discontinued operation    8,160,826            -

  Net cash provided by investing activities       7,983,144       4,051,517

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuances of notes payable        6,722,522       4,342,834
  Payments of notes payable and
    capital lease obligations                   (24,577,005)     (8,211,737)
  Proceeds from common stock issuances           12,000,000           3,878
  Purchase of treasury stock                     (2,167,944)           -
  Dividends paid to stockholders                       -           (201,650)

  Net cash used in financing activities          (8,022,427)     (4,066,675)

Net change in cash                                  (76,315)       (451,338)

Cash, beginning of period                           435,213         570,467

Cash, end of period                                $358,898        $119,129

  The accompanying notes are an integral part of these financial statements.

             SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
        CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                            UNAUDITED

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :

                                                 For The Nine Months Ended
                                                   August 1,    August 2,
                                                     1997         1996

Cash paid during the period for interest         $1,131,519       $1,874,881

Cash paid during the period for income taxes     $   10,825       $  145,000


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

                       SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation

These consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of Sport Supply Group, Inc.'s (the "Company" or "SSG") consolidated financial position as of August 1, 1997 and the results of its operations for the three and nine month periods ended August 1, 1997 and August 2, 1996. In January 1997, the Company changed its financial reporting year end from October 31 to September 30. Accordingly, fiscal year 1997 is a transition period consisting of eleven months. The Company is currently operating on a 52/53 week year ending on the Friday closest to September 30. Operating results for the interim period ending August 1, 1997 are not necessarily indicative of the results that may be expected for the eleven month period ending September 26, 1997.

The consolidated financial statements include the accounts of SSG and its wholly-owned subsidiary, Sport Supply Group International Holdings, Inc.
All  significant  intercompany   accounts  and   transactions  have   been
eliminated in  consolidation.   The consolidated  financials also  include
estimates and assumptions made by management that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses, provisions for and the disclosure of contingent assets and liabilities. Actual results could materially differ from those estimates. During May 1996, the Company sold substantially all of the assets (other than cash and accounts receivable) of its Gold Eagle Professional Golf Products Division (the "Gold Eagle Division"). Subsequent to the sale of the Gold Eagle Division, the Company adopted a formal plan to dispose of its remaining retail segment operations (which previously included the Gold Eagle Division). As a result, the Company's retail segment was reported as a discontinued operation in the accompanying consolidated financial statements through March 28, 1997, the date of the disposal of the remaining retail segment (See Note 6).

Note 1 - Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for items manufactured by the Company and weighted-average cost for items purchased for resale. As of August 1, 1997 and November 1, 1996, inventories consisted of the following:

                                  August 1,       November 1,
                                    1997             1996


   Raw Materials                  $ 2,592,386    $ 2,255,675
   Materials
   Work-in-progress                   221,980        146,751
   Finished and purchased goods    10,772,920     12,918,079

                                  $13,587,286      $15,320,505

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

During the nine months ended August 1, 1997, the Company granted a total of 594,375 options under the stock option plan at exercise prices ranging from $6.125 to $7.50 per share. 585,000 of these options were granted to key executive officers of, and a consultant to, the Company at an exercise price of $7.50 per share. The following table summarizes transactions under the plan for the nine months ended August 1, 1997 and August 2, 1996:
                                              Nine Months Ended
                                           August 1,     August 2,
                                             1997        1996

Options outstanding- beginning of period   685,473         811,772
Options granted                            594,375          29,125
Options exercised                            --               (562)
Options forfeited                         (218,900)       (131,612)
Options outstanding - end of period      1,060,948         708,723
Range of exercise prices               $4.80 - $13.125  $4.80 - $14.25

As of August 1, 1997 there were 245,130 non-qualified options  outstanding
that were issued  outside the  plan.   Such options  have exercise  prices
ranging from $6.88 to $15.00 per share.

On May 28, 1997, the Company approved the repurchase of up to 1,000,000 shares of its issued and outstanding common stock in the open market and/or privately negotiated transactions. Such purchases are subject to price and availability of shares, working capital availability and any alternative capital spending programs of the Company, and maintaining compliance with the senior credit facility. As of August 1, 1997, the Company had repurchased approximately 277,000 shares of its issued and outstanding common stock in the open market.

Note 3 - Notes Payable and Capital Lease Obligations

As of August 1, 1997 and November 1, 1996, notes payable and capital lease obligations consisted of the following:

                                           August 1,     November 1,
                                             1997          1996

  Note payable under revolving line
  of credit, interest at prime plus 3/4%
  (9.25% at August 1, 1997) or LIBOR plus
  2-3/4% (8.44% at August 1, 1997), due
  October 31, 2000 collateralized by
  substantially all assets                   $5,013,406   $21,811,339

Term loan, interest at prime plus
  1.0% (9.5% at August 1, 1997),
  payable in quarterly installments
  plus accrued interest of $125,000
  through October 31, 2000, collateralized
  by substantially all assets                 1,625,000     2,628,126

Capital lease obligation, interest at
7.4%, payable in monthly installments of
principal and interest totaling $3,159
through December 1998                            50,806        75,694

Capital lease obligation, interest at
9.0%, payable in annual installments of
principal and interest totaling $55,000
through August 2005                             288,527       317,063

   Total                                      6,977,739    24,832,222
   Less - current portion                      (564,149)     (696,955)
   Long-term debt and capital
     lease obligations, net                 $ 6,413,590   $24,135,267

The Company has a senior secured credit facility to finance its working capital requirements. The Company's ability to borrow funds under its revolving credit facility is based upon certain percentages of eligible
trade accounts  receivable and  eligible inventories.   On  September  9,
1997, SSG entered into a Second Amended and Restated Loan and Security Agreement (``Agreement") that includes a senior credit facility of $25,000,000 with a maturity date of October 31, 2000. This Agreement provides for additional loans to be made to SSG for the cost of certain capital expenditures (up to a maximum of $4,000,000) and reduced interest rates provided the Company meets a certain minimum pretax income for the fiscal year ending September 26, 1997. The Agreement also contains financial and net worth covenants in addition to limits on capital expenditures.

Amounts outstanding under  the senior credit  facility are collateralized
by substantially all assets  of the Company.   As of August  1, 1997, the
Company had the option of electing the revolving credit facility to bear interest at the prevailing LIBOR rate plus 2.75% (8.44% at August 1, 1997)
or the  Lender's prime  rate plus  .75% (9.25%  at August  1, 1997).   The
Company also had the option of electing the term loan to bear interest at the prevailing LIBOR rate plus 3.0% (8.69% at August 1, 1997) or the Lender's prime rate plus 1.0% (9.5% at August 1, 1997). Historically, the Company has elected the lower of the interest rates available under the facility.

As of August 1, 1997, the Company had borrowings of approximately $5,013,000 outstanding under the revolver, approximately $483,000 of letters of credit outstanding for foreign purchases of inventory, and availability of approximately $12,200,000. In addition, as of August 1, 1997, SSG had borrowings of $1,625,000 under the term loan which is payable in quarterly installments of principal and accrued interest of $125,000 through October 31, 1999.

Note 4 - Net Earnings (Loss) Per Common Share

Net earnings (loss) per common share is based upon the weighted average number of common and common equivalent shares outstanding during the nine month periods ended August 1, 1997 and August 2, 1996. Outstanding stock options and common stock purchase warrants are considered common stock equivalents when dilution results from their assumed exercise.

Note 5 - Change in Control of Management

On December 10, 1996, pursuant to a Securities Purchase Agreement dated November 27, 1996 between Emerson Radio Corp. and SSG (``the Purchase Agreement"), Emerson acquired directly from SSG 1,600,000 shares of newly-issued Common Stock for an aggregate consideration of $11,500,000 and five-year warrants to acquire an additional 1,000,000 shares of Common Stock at an exercise price of $7.50 per share for an aggregate consideration of $500,000. In addition, Emerson agreed to arrange for foreign trade credit financing of $2,000,000 for the benefit of SSG to supplement SSG's existing credit facilities. Pursuant to the Purchase Agreement, SSG caused a majority of the members of SSG's Board of Directors to consist of Emerson's designees.

Note 6 - Discontinued Operations

On May 20, 1996, SSG disposed of substantially all of the assets (other than cash and accounts receivable) of the Gold Eagle Division to Morris Rosenbloom & Co., Inc., a privately-held corporation. The sale of the Gold Eagle Division resulted in a pretax loss of approximately $750,000.

Subsequent to the sale of the Gold Eagle Division, the Company adopted a formal plan to dispose of the remaining operations of the Company's retail segment (which previously included the Gold Eagle Division) and therefore classified these operations as discontinued. On March 28, 1997, SSG disposed of substantially all of the remaining assets of the discontinued operation to Nitro Leisure Products, Inc., a Delaware corporation. Pursuant to the Asset Acquisition Agreement, the total consideration paid to SSG was $8,161,000 in cash. The following represents net current liabilities as well as net noncurrent assets of discontinued operations as of November 1, 1996 and the results of operations of the discontinued operations for the nine month period ended August 2, 1996 and the period from November 2, 1997 to the disposal date of March 28, 1997:

                                  November 1,
                                     1996

Current assets                  $14,188,152
Current liabilities             (20,518,079)
   Net current liabilities      $(6,329,927)
Noncurrent assets               $16,365,572
Noncurrent liabilities                  --
   Net noncurrent assets        $16,365,572


                         For the Period From         For the Nine Months Ended
                     November 2, 1996-March 28, 1997     August 2, 1996

Net revenues                   $  1,790,395                 $16,311,471
Selling, general,and
   administrative expenses        1,235,398                   3,806,059
Loss from operations,net of
   income taxes                        --                    (2,552,511)
Loss on disposal, net of
   income taxes                  (2,574,000)                (12,170,697)

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

On March 4, 1997, the Company signed a letter of intent for the sale  of
the remaining assets  of the discontinued  retail segment.   Based  upon
management's estimates at that time of the net proceeds to be received pursuant to such disposal, the Company recorded a pre-tax charge of $3.9 million ($2.6 million after estimated income tax benefit) during the quarter ended January 31, 1997. This charge was provided to record the net assets at estimated net realizable value in accordance with the purchase price set forth in the letter of intent. On March 28, 1997, the Company sold the remaining assets of the discontinued segment for approximately $8.2 million and used the sale proceeds to reduce the Company's outstanding debt.

Note 7 - Recently Issued Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per share" which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is not expected to be material for primary or fully diluted earnings per share for the third quarter ended Augsut 1, 1997 and August 2, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company's working capital increased approximately $10.3 million during the nine months ended August 1, 1997, from $16.7 million at November 1, 1996 to $27.0 million at August 1, 1997. The increase in working capital is primarily a result of: (i) a $5.2 million decrease in accounts payable;
(ii) a $1.7 million increase in trade receivables due to higher revenues in the third fiscal quarter as compared to the fourth fiscal quarter of 1996; and (iii) a $6.3 million decrease in net current liabilities of discontinued operations due to the sale of the remaining discontinued operations on March 28, 1997. The increase in working capital was partially offset by a $1.7 Million decrease in inventories and a $2.7 Million decrease in deferred tax assets.

As of August 1, 1997, the Company had total borrowings under its senior credit facility of approximately $6.6 million including a term loan of $1,625,000 which is payable in quarterly installments of principal and accrued interest of $125,000 through October 31, 2000, outstanding letters of credit  for  foreign  purchases  of  inventory  of  approximately  $0.5
million, and  availability  of  approximately  $12.2  million.    The  net
decrease of $17.8 million in borrowings under the senior credit facility and the net decrease of $5.2 million in trade payables compared to November 1, 1996 reflects a payment of (i) approximately $12.0 million using the proceeds received by the Company from the sale of 1.6 million shares of the Company's common stock and 1.0 million common stock purchase warrants to Emerson Radio Corp. (``Emerson'') and (ii) approximately $8.2 million using the proceeds received by the Company from the sale of the remaining assets of the discontinued retail segment.

On November 27, 1996, the Company entered into an agreement with its senior lender whereby the senior lender amended certain provisions of the
senior secured  credit agreement.   The  amendment included  reducing  the
credit facility to $25 million, extending the maturity date, and  reducing the number of financial covenants from seven to three as well as modifying
the  remaining  covenants   to  only  include   results  from continuing
operations. At August 1, 1997, the Company was in compliance with the debt covenants as amended and the Company believes it will remain in compliance with the financial covenants throughout fiscal year 1997. On September 9, 1997, the Company entered into a Second Amended and Restated Loan and Security Agreement (``Agreement''), which includes a senior credit facility of
$25,000,000 with a  maturity date  of October  31, 2000.   This  Agreement
provides for additional loans to be made to SSG for the cost of certain capital expenditures (up to a maximum of $4,000,000) and reduced interest rates and fees. The Agreement also contains financial and net worth covenants in addition to limits on capital expenditures.

The Company believes it will satisfy its short-term and long-term liquidity needs from borrowings under its senior credit facility and cash
flows from operations.   The proceeds  from the sale  of the  discontinued
operations and proceeds from the Emerson transaction were used to reduce the Company's outstanding borrowings. The Company anticipates that interest expense in fiscal 1997 will continue to decrease as compared to fiscal year 1996 due to the lower borrowing levels and reduced interest rates.

On May 28, 1997, the Company approved the repurchase of up to 1,000,000 shares of its issued and outstanding common stock in the open market
and/or privately negotiated transactions.   Such purchases are subject  to
price and availability of shares, working capital availability and any alternative capital spending programs of the Company. As of August 1, 1997, the Company repurchased approximately 277,000 shares of its issued and outstanding common stock in the open market. The Company had no material commitments for capital expenditures as of August 1, 1997. However, the Company believes it will be able to satisfy any projected capital requirements that may arise in the foreseeable future from borrowings under the senior credit facility and cash flows from operations.

Results of Operations

Net Revenues. Net revenues increased approximately $1.3 million (6.0%) and $5.5 million (9.0%) for the three and nine month periods ended August 1, 1997 as compared to the same periods of 1996. This increase in net revenues reflects increases in revenues associated primarily with youth sports league customers. These increases were partially offset by a decrease in Government sales. As Government spending continues to be reduced, the Company will experience a decrease in Government sales in future periods.

Due to the United Parcel Services ("UPS") strike that occurred in August, the Company was unable to meet all of its customers' demands for product,
which resulted in cancellation of some orders.    As a result of reduced
Government spending, the UPS strike and the recent consolidation of the Company's BSN, GSC, and Passons catalogs which resulted in fewer catalogs mailed to customers, the Company may experience a decrease in revenues in future periods associated with its core business. However, the savings in catalog costs is expected to more than offset any loss in net income that the Company may experience from mailing less catalogs.

Gross Profit. Gross profit increased approximately $1.2 million (14.0%) and $3.2 million (14.1%) for the three and nine month periods ended August 1, 1997 as compared to the same periods of 1996. As a percentage of net revenues, gross profit increased from 38.1% to 41.0% and from 37.8% to 39.5% for the three and nine month periods ended August 1, 1997 as compared to the same periods of 1996. The dollar increase in gross profit as well as the increase in gross profit as a percentage of net revenues were attributable to, among other factors, the increase in sales related to SSG's youth league division.

Selling, General and Administrative Expenses. Operating expenses decreased approximately $724,000 (9.8%) and decreased approximately $477,000 (2.3%) for the three and nine month periods ended August 1, 1997 as compared to the same periods of 1996. As a percentage of net revenues, operating expenses decreased from 33.6% to 28.6% and from 34.9% to 31.3% for the three and nine month periods ended August 1, 1997 as compared to the same periods of 1996. The dollar decrease in operating expenses for the three and nine month periods ended August 1, 1997 was primarily a result of the following:

(i) A decrease in bad debt expense associated with the Company's successful collection efforts.

(ii) A decrease in expenses relating to the Company's participation in the 1996 Olympic games because all expenses related to royalties and travel were incurred and paid in fiscal year 1996.

(iii) A decrease in depreciation and amortization related to the write-offs of certain software and forecasting systems recorded in the fourth quarter of fiscal year 1996.

(iv) A decrease in warehouse expenses associated with the redesign of certain aspects of the Company's primary distribution facility as efficiencies have made it possible to eliminate some of the fixed expenses that occurred in fiscal year 1996.

These decreases in operating expenses were partially offset by the increase in advertising expenses due to the expansion of the Company's marketing efforts. Since the Company recently combined its BSN, GSC, and Passons' catalogs, the Company anticipates a decrease in catalog expenses for fiscal year 1998.

Nonrecurring Charges.  A majority of the nonrecurring pre-tax charge  of
$1.3 million for the nine month  period ended August 1, 1997 related  to the ``change in control'' of management  that occurred on  December 10,
1996 (including severance payments to the former CEO of approximately $680,000). The change in control was the result of a stock purchase
agreement with Emerson.   As part  of the  agreement, Emerson  purchased
1,600,000 shares of SSG common stock and 1,000,000 common stock purchase warrants and caused a majority of the members of SSG's Board of Directors to consist of Emerson's designees.

Operating Profit. Operating profit for the three and nine month periods ended August 1, 1997 increased approximately $1,894,000 (193.1%) and $2,405,000 (135.6%), respectively, which reflects the impact of the (i) increase in both gross profit dollars as well as gross profit percentages related to increased sales, and (ii) the decrease in operating expenses as discussed above.

Interest Expense. Interest expense decreased approximately $111,000 (38.4%) and $414,000 (39.0%) for the three and nine month periods ended August 1, 1997 as compared to the same periods of 1996. The decrease in interest expense resulted from lower borrowing levels as a result of the equity infusion by Emerson and the sale of the discontinued operations. See Item 2 "Liquidity and Capital Resources" for a discussion of the lower borrowing levels associated with the Company's senior credit facility. The Company anticipates that interest expense in fiscal year 1997 will continue to decrease as compared to fiscal year 1996 due to the lower borrowing levels and reduced interest rates.

Other Income, Net. Other income increased approximately $13,000 and $15,000 for the three and nine month periods ended August 1, 1997, as compared to
the same periods of 1996.   The increase in other income  resulted from
services provided to Emerson such as human resources, advertising, warehouse, and banking functions as provided in a Management Services Agreement between
the Company and Emerson effective May 1997.   Other income is  expected to
increase in future periods as a result of a full year benefit being realized from this Agreement.

Provision for Income Taxes. The provision for income taxes increased approximately $486,000 and $717,000 for the three and nine month periods ended August 1, 1997 as compared to the same periods of 1996. The Company's effective tax rate decreased from 36.0% to 27.1% and from 36.0% to 27.5% for the three and nine month periods ended August 1, 1997 as compared to the same periods of 1996.

Net Earnings from Continuing Operations. Net earnings from continuing operations increased approximately $1,533,000 and $2,117,000 for the three and nine month periods ended August 1, 1997, respectively, as compared to the same periods of 1996. Net earnings per share from continuing operations increased from $0.06 to $0.24 and from $0.07 to $0.32 for the three and nine month periods ended August 1, 1997 as compared to the same periods of 1996. The three and nine month periods ended August 1, 1997 include an increase of approximately 23.0% and 20.2% in weighted average shares outstanding related to the sale to Emerson of 1,600,000 shares of SSG's newly-issued common stock offset by approximately 277,000 shares of its issued and outstanding common stock purchased in the open market.

Certain Factors that May Affect the Company's Business or Future Operating
Results

This report contains various forward looking statements and information that are based on Management's beliefs as well as assumptions made by and information currently available to Management. When used in this report,
the   words   ``anticipate'',   ``estimate'',   ``expect'',   ``predict'',
`` project'', and  similar  expressions are  intended  to identify  forward
looking statements.    Such  statements  are  subject  to  certain  risks,
uncertainties and  assumptions.   Should one  or more  of these  risks  or
uncertainties  materialize,   or  should   underlying  assumptions   prove
incorrect, actual  results may  vary  materially from  those  anticipated,
expected or  projected.   Among the  key factors  that may  have a  direct
bearing on the Company's results are set forth below.

Future trends for revenues and profitability remain difficult to predict. The Company continues to face many risks and uncertainties, including: general and specific market economic conditions, United States Government sales, risk of nonpayment of accounts receivable, competitive factors, risk of labor strikes by key vendors, and foreign supplier related issues.

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

Item 3.   Defaults Upon Senior Securities

     (a)  Not applicable.

     (b)  Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable.


Item 5.   Other Information

In November 1995, the Company received a notice from the United States Securities and Exchange Commission (the SEC) that the SEC was conducting a non-public, informal inquiry concerning, among other  things, trading in the Company's securities and certain accounting issues raised by the Company's
October 24, 1995 press release.   In December 1995,the Company responded to
all of the SEC's requests in connection with this matter and has not been contacted by the SEC since such time.

Item 6.   Exhibits and Reports on Form 8-K

                          Item

(a)(1)  Exhibit 3.1  -   Amended and Restated Certificate of Incorporation
                         of the Company (incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 33-80028)).

(a)(2)  Exhibit 3.1.1  - Certificate of Amendment of Amended and Restated
                         Certificate of Incorporation to the Company
                         (incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 33-80028)).

(a)(3)   Exhibit 3.2  -  Amended and Restated Bylaws of the Company
                         (incorporated by reference from Exhibit 3.2 to the Company's Report on Form 10-K for the year ended November 1, 1996).

(a)(4)   Exhibit 4.1  -  Specimen of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-39218)).

(a)(5)   Exhibit 4.2  -  Warrant Agreement entered into between the Company and Warrant Agent, including form of Warrant, relating to the purchase of up to 1,300,000 shares of the Company's common stock for $25.00 per share, which expires on December 15, 1998 (incorporated by reference from Exhibit 4.2 to the Company's Registration Statement on Form S-3 (Registration No. 33-71574)).

(a)(6)   Exhibit 4.3  -  Warrant Agreement entered into between the
                         Company and Emerson relating to the purchase of up to 1,000,000 shares of the Company's common stock for $7.50 per share, which expires on December 10, 2001 (incorporated by reference from Exhibit 4 (a) to the Company's Report on Form 8-K filed on December 12, 1996.

*(a)(7)  Exhibit 10.1 -  Second Amended and Restated Credit Agreement, dated
                         September 9, 1997, by and between the Company and LaSalle Business Credit, Inc.

*(a)(8)  Exhibit 10.2 -  Management Services Agreement by and between the
                         Company and Emerson Radio Corp.

*(a)(9)  Exhibit 10.3 -  Amendment No. 1 to Employment Agreement and Severance
                         Agreement by and between the Company and Peter S. Blumenfeld

*(a)(10) Exhibit 10.4 -  Employment Agreement by and between the Company and
                         John P. Walker

*(a)(11) Exhibit 10.5 -  Non-Qualified Stock Option Agreement by and between the Company and Geoffrey P. Jurick

*(a)(12) Exhibit 10.6 -  Non-Qualified Stock Option Agreement by and between the Company and John P. Walker

*(a)(15) Exhibit 11   -  Earnings per Common and Common Equivalent Share.

*(a)(16) Exhibit 27   -  Financial Data Schedule

  (b)                 -  A  report on Form 8-K was filed with the
                         Securities and Exchange Commission on June 26, 1997 to report the change in the Company's Auditors. The change in Auditors was reported pursuant to Item 4 of the Form 8-K.

----------------------------------
*  Filed Herewith

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SPORT SUPPLY GROUP, INC.


September 15, 1997                      By: /s/ John P. Walker
                                            John P. Walker
                                            Executive Vice President and
                                            Chief Financial Officer

                              INDEX TO EXHIBITS

                                  ITEM

Exhibit 10.1  -  Second Amended and Restated Credit Agreement
                 by and between the Company and LaSalle Business
                 Credit, Inc.

Exhibit 10.2  -  Management Services Agreement by and between the Company and Emerson Radio Corp.

Exhibit 10.3  -  Amendment No. 1 to Employment Agreement and
                 Severance Agreement by and between the Company and Peter S. Blumenfeld

Exhibit 10.4  -  Employment Agreement by and between the Company and John P. Walker

Exhibit 10.5  -  Non-Qualified Stock Option Agreement by and between the Company and Geoffrey P. Jurick

Exhibit 10.6  -  Non-Qualified Stock Option Agreement by and between the Company and John P. Walker

Exhibit 11    -  Earnings per Common and Common Equivalent Share

Exhibit 27    -  Financial Data Schedule