Form 10-K
period 1997-09-26
SPORT SUPPLY GROUP INC
filed 1997-11-26
CIK 872855

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

   [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended September 26, 1997.

                                  OR

   o    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from              to

                      Commission File number 1-10704

                        Sport Supply Group, Inc.

          (Exact name of registrant as specified in its charter)

               Delaware                                   75-2241783
        (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)              Identification No.)

         1901 Diplomat Drive, Farmers Branch, Texas            75234
         (Address of principal executive offices)          (Zip Code)

   Registrant's telephone number, including area code:  (972) 484-9484

   Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
               Title of each class                    which registered
         Common Stock, $ .01 Par Value           New York Stock Exchange
         Common Stock Purchase Warrants          American Stock Exchange

   Securities registered pursuant to Section 12(g) of the Act:

                                   None

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

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the voting stock held by non-affiliates of the registrant on November 18, 1997 based on the closing price of the common stock on the New York Stock Exchange on such date, was approximately $44,801,223.

        Indicated below is the number of outstanding shares of each class of the registrant's common stock, as of November 18, 1997.

        Title of Each Class of Common Stock      Number Outstanding

         Common Stock, $.01 par value               8,085,759


                    DOCUMENTS INCORPORATED BY REFERENCE

                                Document
   Part of the Form 10-K
   Proxy Statement for Annual Meeting of
   Stockholders to be held January 13, 1998                   Part III

                             TABLE OF CONTENTS


        Item                                                    Page

   PART I

         1   Business..........................................

         2   Properties........................................

         3   Legal Proceedings.................................

         4   Submission of Matters to a Vote of Security Holders



   PART II

         5   Market  for   Registrant's   Common  Equity   and   Related
             Stockholder Matters.........................................

         6   Selected Financial Data...........................

         7   Management's Discussion and Analysis of Financial Condition
             and  Results of Operations .................................


         8   Financial Statements and Supplementary Data.......

         9   Changes in and Disagreements with Accountants on Accounting and  Financial Disclosure...................................

  PART III

        10   Directors and Executive Officers of the Registrant

        11   Executive Compensation............................

        12   Security  Ownership  of   Certain  Beneficial  Owners   and
             Management     .............................................

        13   Certain Relationships and Related Transactions....


   PART IV

        14   Exhibits, Financial  Statement  Schedules, and  Reports  on
             Form 8-K

                                  PART I

   Item 1.   Business.

   General

        Sport Supply Group, Inc. (the "Company" or "SSG") believes it is the largest direct mail marketer of sports related equipment and leisure products to the institutional market in the United States. The Company principally serves the institutional market, which is comprised primarily of schools, colleges, universities, government agencies, military facilities, athletic clubs, youth sports leagues and recreational organizations. SSG offers a broad line of institutional-grade equipment and provides after-sale customer service through the use of sales personnel strategically located in certain large metropolitan areas (the "Metro Marketing Group"). See
   Item 1. -- "Business - Sales and Marketing." The Company believes that prompt delivery of a broad range of institutional-grade products at competitive prices differentiates it from the retail sporting goods stores that primarily serve the consumer market. The Company also serves the local sporting goods team dealer market principally with its MacGregor brand products. The Company markets approximately 8,000 sports related equipment products to over 100,000 institutional, retail, mass merchant and team dealer customers and maintains over 200,000 names in mailing lists.

        In May 1996, the Company made the strategic decision to dispose of its golf operations to focus on its core institutional business. On May 20, 1996 as part of this plan of disposal, the Company sold virtually all of the assets of its Gold Eagle Professional Golf Products Division, which sold golf accessory products to the retail market. In addition to the sale of Gold Eagle, the Company adopted a plan to dispose of the remaining operations of its retail golf segment and classified these operations as discontinued. On March 28, 1997, the Company disposed of substantially all of the remaining assets of the discontinued operation to Nitro Leisure Products, Inc., a Delaware corporation. The discussion in this Report on Form 10-K regarding the Company's business, unless otherwise noted, relates only to the Company's continuing operations (i.e., core institutional business). Consequently, the Company will no longer report segment information about this operation. For a discussion regarding the Company's discontinued operations, see Note 10 to the consolidated financial statements included in Item 8. -- "Financial Statements and Supplementary Data."

        The Company's net revenues have increased from $47 million in 1991 to $79.1 million for the eleven month period ended September 26, 1997. The Company attributes its high level of growth to the successful development of an effective mail order marketing program and competitive pricing that have led to greater market penetration and to the development of, and increase in, the Company's manufacturing capabilities.

        On December 10, 1996, pursuant to a Securities Purchase Agreement dated November 27, 1996 between Emerson Radio Corp. ("Emerson") and the Company (the "Purchase Agreement"), Emerson acquired directly from the Company (i) 1,600,000 shares of newly-issued Common Stock (the "Emerson Shares") for an aggregate cash consideration of $11,500,000, or approximately $7.19 per share, and
   (ii) 5-year warrants (the "Emerson Warrants") to acquire an additional 1,000,000 shares of Common Stock at an exercise price of $7.50 per share, subject to standard anti-dilution adjustments, for an aggregate cash consideration of $500,000. In addition, Emerson agreed to arrange for foreign trade credit financing of $2 million for the benefit of the Company to supplement the Company's existing credit facilities. If all of the Emerson Warrants are exercised, Emerson will own approximately 36% of the issued and outstanding shares of Common Stock. See Item 12 -- Security Ownership of Certain Beneficial Owners and Management" and Item 13 -- "Certain Relationships and Related Transactions."

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

        The Company's executive offices are located at 1901 Diplomat Drive, Farmers Branch, Texas 75234 and its telephone number is (972) 484-9484.

   Products

        The Company believes it manufactures and distributes one of the broadest lines of sports related equipment and leisure products for the institutional market. SSG offers approximately 8,000 sporting goods and sports related products, over 3,000 of which it manufactures. The product lines offered by SSG include archery, baseball and softball, basketball, camping, football, tennis and other racquet sports, gymnastics, indoor recreation, physical education, soccer, field hockey, lacrosse, track and field, volleyball, weight lifting, and exercise equipment.

        The Company believes brand recognition is important in the institutional and team dealer markets. Most of SSG's products are marketed under trade names or trademarks owned or licensed by the Company. SSG believes its trade names and trademarks are well recognized among institutional purchasers of sports related equipment. SSG intends to continue to expand its product and brand name offerings by actively pursuing product, trademark and trade name licensing arrangements and acquisitions. The Company's trademarks, service marks, and trade names include the following:

     . Official Factory Direct Equipment Supplier of Little League Baseball (See discussion below).

     . Voit[R] -- institutional sports related equipment and products, including inflated balls and baseball and softball products (licensed from Voit Corporation - see discussion below).

     . MacGregor[R] -- certain equipment and accessories relating to baseball, softball, basketball, soccer, football, volleyball, and general exercise (e.g., dumbbells, curling bars, etc.) (licensed from MacMark Corporation - see discussion below).

     .  Alumagoal[R] -- track  and field  equipment, including  starting
        blocks,  hurdles,  pole  vault  and  high  jump  standards   and
        crossbars.

     . AMF -- gymnastics equipment (licensed from AMF Bowling, Inc. - see discussion below).

     .  BSN[R] -- sport balls and mail order catalogs.

     .  Champion -- barbells, dumbbells and weight lifting benches.

     .  Curvemaster[R] -- baseball and softball pitching machines.

     .  Fibersport -- pole vaulting equipment.

     . Gamecraft -- field and floor hockey equipment, soccer equipment, scorebooks, coaching equipment, and table tennis equipment.

     .  GSC Sports -- gymnastics equipment.

     .  Hammett & Sons -- indoor table-top games.

     . Maxpro[R] -- products include, among others, football practice dummies, baseball, and other protective helmets and pads (other than football protective equipment), baseball chest protectors and baseball mitts and gloves (licensed from Proacq Corp., a subsidiary of Riddell Sports Inc.).

     . New England Camp and Supply -- camping and outdoor recreational equipment and accessories.

     . North American Recreation[R] -- billiard, table tennis and other game tables.

     .  Passon's Sports -- mail order catalogs.

     .  Pillo Polo[R] -- recreational polo and hockey games.

     .  Port-A-Pit[R] -- high jump and pole vault landing pits.

     .  Pro Base[R] -- baseball bases.

     .  Pro Down -- football down markers.

     .  Pro Net -- nets, net assemblies and frames and practice cages.
     . Rol-Dri[R] and Tidi-Court -- golf course and tennis court maintenance equipment.

     .  Safe-Squat -- specialty weight lifting squat machines.

     .  Toppleball[R] -- recreational ball games.

     . U.S. Games, Inc.[R] -- goals, nets, playing equipment for physical exercise games and mail order catalogs.


        The Voit license permits the Company to use the Voit[R] trademark in connection with the manufacture, advertisement, and sale to institutional customers and sporting goods dealers of specified
   institutional  sports  related  equipment  and  products,   including
   inflated balls for all sports and baseball and softball products. The Company is required to pay annual royalties under the license equal to the greater of a certain percentage of revenues from the sale of Voit products or a minimum royalty as set forth in the License Agreement. The initial term of the Voit license expired on December 31, 1989, and was subject to three renewal options for consecutive terms of five years each. SSG has exercised two renewal periods, and currently is permitted to use the Voit trademark through December 31, 1999.

        In February, 1992, the Company acquired two separate licenses to use several trade names, styles, and trademarks (including, but not limited to, MacGregor[R]). Each license permits the Company to manufacture, promote, sell, and distribute to institutional sporting goods customers (subject to certain exceptions) in the United States, Canada, and Mexico, specified institutional sports related equipment and products relating to baseball, softball, basketball, soccer, football, volleyball, and general exercise. Each license is royalty-free and exclusive with respect to certain customers and non-exclusive with respect to others. Each license is perpetual provided the Company generates a predetermined minimum amount of revenues each year from the sale of products bearing the MacGregor trademark, maintains certain quality standards for such products and services, and does not commit any default under the license agreements that remains uncured for a period of 30 days after the Company receives notice of such default. The Company has converted a substantial portion of its products to the MacGregor[R] brand, which is believed to be one of the most widely recognized trade names in the industry. These products are being sold to customers using the Company's existing marketing channels. See Item 1. -- "Business - Sales and Marketing."

        On August 19, 1993, the Company entered into an exclusive license agreement with AMF Bowling, Inc. to use the AMF name in connection with the promotion and sale of certain gymnastics equipment in the United States and Canada. The Company is required to pay an annual royalty under the license equal to the greater of:
   (i) a certain percentage of net revenues from the sale of AMF products; or (ii) a minimum royalty as set forth in the license agreement. The minimum royalty increases by a predetermined percentage each year the license agreement is in effect. The initial term of the agreement expired on December 31, 1995, and was subject to three renewal options for consecutive terms of one year each through December 31, 1998. SSG exercised its first two renewal options, and currently is permitted to use the AMF name through December 31, 1997. The Company may also renew the license agreement after December 31, 1997, subject to certain provisions contained in the license agreement.

        On December 15, 1995, the Company entered into a three year agreement with Little League Baseball, Incorporated that, among other things, names the Company as the "Official Factory Direct Equipment Supplier of Little League Baseball." On August 15, 1997, the Company and Little League Baseball extended the expiration of this agreement to December 31, 2001. The Company is required to pay an annual fee to keep the agreement in effect each year.

        In addition to the foregoing, the Company has acquired (or had issued) a number of patents relating to products sold by the Company. The following is a list of some of the patents owned by the Company:
   (i) 2 separate patents relating to a Power Squat/Weight Lifting Apparatus (expire May 20, 2003 and June 23, 2004, respectively); (ii) Baseball Hitting Practice Device (expires May 9, 2006); (iii) 2 separate patents relating to Football Digital Display Markers (expire June 27, 2006 and November 28, 2006, respectively); (iv) Tennis Net and Method of Making (expires October 1, 2008); (v) Rotator Cuff Exercise Machine (expires January 29, 2008); (vi) Portable Balance Beam (expires July 28, 2009); and (vii) Holder for Beverage Containers (expires August 16, 2011).

   Sales and Marketing

        The Company markets its products through four primary marketing divisions: 1) Sport Supply Group; 2) The Athletic Connection;
   3) Youth Sports; and 4) U.S. Games.

        The Sport Supply Group marketing division markets SSG's products to institutional customers through catalogs, outbound telemarketing, and bid related sales efforts. SSG publishes two primary catalogs designed for institutional customers: BSN[R] Sports, and New England Camp and Recreation. Master catalogs containing a broad variety of the Company's products are sent to all customers and potential customers on the Company's mailing lists. Seasonal or specialty supplements are prepared and mailed periodically to certain accounts that pertain to particular sports, such as weight training, baseball or track and field. SSG services its existing accounts and solicits new customers with a total of over 2.2 million pieces of mail each year, including approximately 2.0 million catalogs.

        The Company's mailing lists, developed over 20 years, are carefully maintained, screened, and cross-checked. SSG frequently buys and rents lists that it attempts to screen, improve, and cross reference before incorporating them into the Company's master list. The master list is subdivided into various combinations designed to place catalogs in the hands of individual purchase decision makers. The master list is also subdivided by relevant product types, seasons, and customer profiles.

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

        The U.S. Games marketing division was established to market certain of the Company's products to elementary schools and the preschool market.

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

        The Youth Sports marketing division concentrates on selling team sports products to independent youth leagues. The Youth Sports division utilizes outbound telemarketing, outside salesmen and a master catalog in conjunction with a supplier contract with Little League Baseball, Inc. to reach this marketplace. In addition to equipment and uniforms, the Youth Sports division also provides trophies and fund raising products. On May 15, 1996, SSG entered into a five-year Advertising and Distribution Agreement with Hershey Chocolate U.S.A. Pursuant to this Agreement, SSG advertises and distributes promotional materials featuring Hershey fund raising programs and products to youth sports leagues and teams and also sells Hershey Chocolate products to its customers. The Youth Sports division has entered into Promotional Agreements with Pizza Hut, Lever Brothers, Lionel Trains, and Warner-Lambert (Bubbilicious) in an effort to leverage SSG's direct marketing and distribution network. These relationships help offset marketing costs and create valuable brand-name recognition.

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

        Approximately 7%, 8%, and 10% of the Company's sales in fiscal 1997 (which consisted of the eleven months ending September 26,
   1997), 1996,  and  1995 (which  consisted  of the  10  months  ending
   October 31, 1995), respectively, were to the United States Government, a majority of which sales were to military installations. SSG has a contract with the General Services Administration (the "GSA Contract") that grants the Company an "approved" status when attempting to make sales to military installations or other governmental agencies. The existing GSA Contract expires in December 2001. Under the GSA Contract, the Company agrees to sell approximately 700 products to United States Government agencies and departments at catalog prices or at prices consistent with any discount provided to other customers of the Company. Products sold to the United States Government under the GSA Contract are always sold at the Company's lowest offered price. The Company also has a contract with the General Services Administration for the sale of approximately 40 camp related products with terms similar to the GSA Contract. This contract expires in August 2002.

        SSG also sells products not covered by the GSA Contract to United States Government customers, although the appropriation process for purchases of these products differs. These sales are made through a U.S. Government non-appropriated fund contract. This contract is administered by the United States Air Force and is scheduled to expire on September 30, 1999. See Note 6 to the consolidated financial statements included in Item 8. -- "Financial Statements and Supplementary Data."

   Seasonal Factors and Backlog

        Historically, SSG's revenues have peaked in the second and third calendar quarters of each year due primarily to the budgeting procedures of many of its customers and the seasonal demand for product offered by the Company. Less revenues are generated in the first and fourth calendar quarters because of the reduced demand arising from decreased sports activities, adverse weather conditions inhibiting customer demand, holiday seasons and school recesses. See
   Note 12 to the consolidated financial statements included in Item 8. -- "Financial Statements and Supplementary Data."

        SSG had  a backlog  for continuing  operations of  approximately
   $2,526,000  at  September   26,  1997,   compared  to   approximately
   $2,174,000 at November 1, 1996.

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

   Government Regulation

        Many of the Company's products are subject to 15 U.S.C. SS 2051-2084 (1992 and Supp. 1996), among other laws, which empowers the Consumer Product Safety Commission (the "CPSC") to protect consumers from hazardous sporting goods and other articles. The CPSC has the authority to exclude from the market certain articles which are found to be hazardous, and can require a manufacturer to refund the purchase price of products that present a substantial product hazard. CPSC determinations are subject to court review. Similar laws exist in some states and cities in the United States.

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

   Employees

        On September 26, 1997, SSG had approximately 395 full-time employees in its core institutional business, 146 of whom were involved in the Company's manufacturing operations. SSG also hires part-time and temporary employees primarily during the summer months. None of the Company's employees are represented by a union, and the Company believes its relations with employees is good.

                     EXECUTIVE OFFICERS OF THE COMPANY

                                                              Year
                                                             First
                                                             Became
        Name           Age           Present Position       Officer

   Geoffrey P.          57     Chairman of the Board and      1996
   Jurick                      Chief Executive Officer

   Peter S.             49     President and Chief            1991
   Blumenfeld                  Operating Officer

   John P. Walker       34     Executive Vice President       1996
                               and Chief Financial Officer

   Terrence M.          35     General Counsel and            1995
   Babilla                     Secretary

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

   Item 3.   Legal Proceedings.

        The Company from time to time becomes involved in various claims
   and lawsuits incidental  to its business.   In management's  opinion,
   any ultimate liability arising out of currently pending product liability claims will not have a material adverse effect on the Company's financial condition or results of operations. However, any claims substantially in excess of the Company's insurance coverage, or any substantial claim not covered by insurance, could have a material adverse effect on the Company's results of operations and financial condition. See Item 1. -- "Business-- Product Liability and Insurance." On September 29, 1997, the Company terminated Mr. Eugene Davis as Vice Chairman and a Consultant and requested that Mr. Davis resign as a director of the Company. The circumstances surrounding such termination are the subject of two proceedings. On September 30, 1997, the Company filed a complaint in the United States District Court for the Northern District of Texas, Dallas Division, seeking a declaration as to the existence of an alleged consulting agreement and as to the Company's continuing obligations to make payments to
   Mr. Davis.   Thereafter,  Mr.  Davis filed  a  complaint in  the  Law
   Division of the Superior Court of New Jersey, against the Company for breach of an alleged consulting agreement and against certain unnamed "John Does" of the Company for tortious interference with contractual
   relationships.   The  Company  intends to  vigorously  defend  itself
   against Mr. Davis' complaint.

   Item 4.   Submission of Matters to a Vote of Security Holders.

        Not Applicable.

                                 PART II.

   Item 5.   Market  for   Registrant's   Common  Equity   and   Related
   Stockholder Matters.

        SSG's common stock, par value $.01 per share (the "Common Stock") is traded on the New York Stock Exchange, Inc. ("NYSE") under the symbol GYM. SSG's Common Stock Purchase Warrants, which were distributed as a special dividend to the Company's stockholders on December 27, 1993 (the "1993 Warrants"), are traded on the American Stock Exchange, Inc. ("AMEX") under the symbol GYMW. As of October 28, 1997, there were 2,247 holders of the Common Stock (including individual security position listings). The following table sets forth the range for the periods indicated of the high and low sales prices for the Common Stock and the 1993 Warrants (after giving effect to the 5 for 4 stock split declared by the Company on January 26, 1994). There is no fourth quarter 1997 information set forth in the following table due to the Company's change in its fiscal year end from October 31 to September 30.

                             Common Stock          1993 Warrants
                           High        Low        High       Low

   1996       First        8-5/8      6-3/4      1-1/4       3/8
              Quarter
              Second       8-1/8      6-1/8      11/16       3/8
              Quarter
              Third        8-1/4      4-5/8      13/16       1/8
              Quarter
              Fourth       7-7/8      5-1/8       1/2        3/16
              Quarter

   1997       First        6-7/8      4-5/8       5/16       1/16
              Quarter
              Second       6-1/2      5-1/8       5/16       1/64
              Quarter
              Third        8-7/8      5-3/8       1/8        1/32
              Quarter

        The Company announced on January 2, 1996 that it terminated its annual cash dividend policy effective immediately. The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its capital stock in the foreseeable future.

        On December 10, 1996, pursuant to a Securities Purchase Agreement dated November 27, 1996 between Emerson and the Company (the "Purchase Agreement"), Emerson acquired directly from the Company (i) 1,600,000 shares of newly-issued Common Stock (the "Emerson Shares") for an aggregate cash consideration of $11,500,000, or approximately $7.19 per share, and (ii) 5-year warrants (the "Emerson Warrants") to acquire an additional 1,000,000 shares of Common Stock at an exercise price of $7.50 per share, subject to standard anti-dilution adjustments, for an aggregate cash consideration of $500,000. In addition, Emerson agreed to arrange for foreign trade credit financing of $2 million for the benefit of the Company to supplement the Company's existing credit facilities. See Item 12 -- "Security Ownership of Certain Beneficial Owners and Management" and Item 13 -- "Certain Relationships and Related Transactions". The Emerson Shares and Emerson Warrants were sold in a privately negotiated transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended (i.e., a transaction by an issuer not involving a public offering).

        On May 28, 1997, the Company approved the repurchase of up to 1,000,000 shares of its issued and outstanding common stock in the open market and/or privately negotiated transactions. Such purchases are subject to price and availability of shares, working capital availability and any alternative capital spending programs of the
   Company. As of September 26, 1997, the Company had repurchased approximately 287,000 of its issued and outstanding common stock in the open market.

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

                                                 (4)
                         SELECTED FINANCIAL DATA
               (Amounts in thousands, except per share amounts)

                         Eleven Months    Year Ended     Ten Months        Year Ended
                         Ended Sep. 26     Nov. 1       Ended Oct. 31       Dec. 31
                            1997            1996            1995         1994      1993
   Statement of
    Earnings Data:
   Net revenues            $79,109        $80,521         $65,134      $66,920   $58,817
   Gross profit             31,404         29,955          25,259       26,326    23,551
   Operating profit (loss)   4,226            (65)          3,894        5,162     5,694
   Interest expense            757          1,372           1,126          973     1,039
   Other income
    (expense), net              83             38             209           (5)       24
   Cumulative effect of
    accounting change           --            --               --           --        50
   Earnings (loss) from
    continuing operations    2,576           (964)          1,847        2,802     3,324
   Earnings (loss) from
    discontinued operations (2,574)       (17,773)           (457)       1,900       482
    Net earnings (loss)          2        (18,737)          1,390        4,702     3,806
   Net earnings (loss) per
    common share from
    continuing operations(1)  0.32          (0.14)           0.27         0.42      0.65
   Net earnings (loss) per
    common share from
    discontinued
    operations(1)(3)         (0.32)         (2.63)          (0.07)        0.28      0.09
   Net earnings (loss) per
    common share(1)          $0.00         $(2.77)         $  .20       $  .70   $   .74
   Weighted average common
    shares outstanding(1)    8,151          6,768           6,950        6,760     5,154
   Cash dividends declared
    per common share (2)      --              --           $  .12      $   .13   $   .16

                         At Sept. 26       At Nov. 1     At Oct. 31          At Dec. 31
   Balance Sheet Data:      1997            1996            1995            1994    1993
   Working capital         $24,006        $21,322         $42,231      $32,886   $25,840
   Total assets             50,484         70,009          86,355       71,616    45,574
   Long-term
    obligations, net         4,418         24,338          29,199       16,698     5,578
   Total liabilities        11,527         40,846          38,745       25,143    10,618
   Stockholders' equity     38,957         29,163          47,610       46,473    34,956

   (1)   Reflects the 5 for 4 stock  split declared during January, 1994.
   (2) Dividends declared in 1995 consisted of a $0.03 per share dividend for the first three quarters. Dividends declared in 1994 consisted of a $0.04 per share dividend for the fourth quarter of 1993 and a $0.03
   per share dividend for the first, second   and third quarters of 1994.
   (3) See Note 10 to the consolidated financial statements included in Item 8. - "Financial Statements and Supplementary Data."
   (4)    During 1995, the Company changed its financial reporting  year
   end from December 31  to October 31.   Consequently, the fiscal  year
   ended October  31, 1995  is a  transition  period consisting  of  ten
   calendar months.   During  1997, the  Company changed  its  financial
   reporting year end from October 31  to September 30.  Therefore,  the
   fiscal  year  ended  September  26,  1997  is  a  transition   period
   consisting of eleven calendar months.

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following table sets forth, for the periods indicated, certain items related to the Company's continuing operations as a percentage of net revenues. During 1995, the Company changed its financial reporting year end from December 31 to October 31. Consequently, the fiscal year ended October 31, 1995 is a transition period consisting of ten calendar months. During 1997, the Company changed its financial reporting year end from October 31 to September
   30. Therefore, the fiscal year ended September 26, 1997 is a transition period consisting of eleven calendar months. See Note 1 to the consolidated financial statements included in Item 8. - "Financial Statements and Supplementary Data".

                             For the       For the      For the
                            11 Months     12 Months    10 Months
                              Ended         Ended         Ended
                             Sep. 26,      Nov. 1,      Oct. 31,
                               1997          1996         1995

   Net revenues (in          $79,109       $80,521       $65,134
   thousands)
                              100.0%        100.0%        100.0%
   Cost of sales               60.3%         62.8%         61.2%
   Selling,  general   and
   administrative expenses     32.7%         37.3%         32.8%

   Operating profit (loss)      5.3%         (0.1)%        6.0%

        In May 1996, the Company sold substantially all of the assets of its Gold Eagle Professional Golf Products Division ("the Gold Eagle Division") and approved a formal plan to dispose of its remaining retail segment operations comprised of golf balls and golf related accessories. In March 1997, the Company sold its remaining retail segment operations. See Note 10 to the consolidated financial statements included in Item 8. - "Financial Statements and Supplementary Data". As a result, the accompanying consolidated financial statements present SSG's retail segment as a discontinued operation through the date of disposal. Due to the change in the Company's fiscal year end from October 31 to September 30, the fiscal year ended September 26, 1997 is comprised only of an 11 month period. Therefore, certain financial data for 1997 and 1996 presented within this section also includes (where indicated) comparative information relative to the eleven months ended September 30, 1996 (which information is unaudited) to provide a more meaningful discussion of comparable operating results. The following discussion regarding 1997 as compared to 1996 and 1996 as compared to 1995, unless otherwise indicated, relates to the Company's continuing operations only.

   1997 Compared to 1996

   The following table summarizes certain financial information relating to the Company's results of continuing operations for the eleven month period ended September 26, 1997 and the comparable eleven month period of 1996:

                                                        1996
                                       1997        (unaudited)

        Net Revenues                $79,109,063     $73,604,273
        Gross Profit                $31,403,655     $28,110,058
        Provision for Income Taxes     $975,569        $171,906
        Net Earnings                 $2,576,000        $305,611


   Net Revenues.    Net  revenues for  the  eleven  month  period  ended
   September 26, 1997 decreased by approximately $1.4 million (1.8%) as compared to the fiscal year ended November 1, 1996. Net revenues for the eleven month period ended September 26, 1997 increased by approximately $5.5 million (7.5%) as compared to the eleven month comparable period
   ended September  30, 1996.   The  increase in  net revenues  reflects
   increases in revenues associated primarily with youth sports league customers. These increases were partially offset by a decrease in
   Government  sales.    As  the  Government  continues  to  reduce  its
   spending, the Company expects to experience a decrease in Government sales in future periods. The Company's revenues were also adversely affected by the United Parcel Services ("UPS") strike that occurred in August of 1997. The Company was unable to ship the entire balance of its order backlog, which resulted in cancellation of some orders.

   Gross Profit. Gross profit for the eleven month period ended September 26, 1997 increased by approximately $1.4 million (4.8%) as compared to the fiscal year ended November 1, 1996 and $3.3 million (11.7%) as compared to the eleven month period ended September 30, 1996. As a percentage of net revenues, gross profit increased to 39.7% in 1997 from 37.2% for the fiscal year ended November 1, 1996. The dollar increase as well as the increase in gross profit as a percentage of net revenues is primarily attributable to the increase in sales related to SSG's youth league division.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses for the eleven month period ended September 26, 1997 decreased by approximately $4.1 million (13.8%) as compared to the fiscal year ended November 1, 1996 and $537,000 (2.0%) as compared to the eleven month period ended September 30, 1996. As a percentage of net revenues, operating expenses decreased from 37.3% to 32.7% for the fiscal year ended September 26, 1997 as compared to the fiscal year ended November 1, 1996. The decrease in these expenses as a percentage of net revenues was primarily due to the following factors:

   (i)    A decrease in  bad debt expense associated with the  Company's
     successful  collection   efforts  and  better  credit   evaluations
     potential customers.

   (ii)   A decrease in expenses relating to the Company's participation
     in  the 1996  Olympic games,  as all  expenses          related  to
     royalties and travel were incurred and paid in fiscal year 1996.

   (iii) A decrease in depreciation and amortization related to the write-offs of certain software and forecasting systems recorded in the fourth quarter of fiscal year 1996.

   (iv) A decrease in other expenses such as office supplies, postage, paper and forms, delivery service, and telephone as a result of management's efforts to reduce overall general and administrative expenses.

   These decreases in operating expenses were partially offset by additional freight costs associated with the UPS strike as the Company had to utilize other more expensive carriers in order to ship products. Operating expenses were also offset by the increase in advertising expenses due to the expansion of the Company's marketing efforts, primarily expenses relating to catalogs mailed to customers. Since the Company has combined its BSN, GSC, and Passons' catalogs, the Company anticipates a decrease in catalog expenses for fiscal year 1998.

   Nonrecurring Charges. A majority of the nonrecurring pre-tax charge of $1.3 million for the fiscal year ended September 26, 1997 related to the "change in control" of the Company that occurred on December 10, 1996 (including severance payments to the former CEO of approximately $680,000). The change in control was the result of a stock purchase agreement with Emerson. As part of the agreement, Emerson purchased 1,600,000 shares of SSG common stock and 1,000,000 common stock purchase warrants and caused a majority of the members of SSG's Board of Directors to consist of Emerson's designees.

   Operating Profit (Loss). Operating profit increased by approximately $4.3 million to a profit of $4.2 million in fiscal 1997 from a loss of approximately $65,000 for the fiscal year ended November 1, 1996 and increased by $2.5 million as compared to the eleven month period ended September 30, 1996. As a percentage of net revenues, operating profit increased to 5.3% in fiscal 1997 from (0.1%) for the fiscal year ended November 1, 1996. The increase in operating profit, both in dollar amount and as a percentage of net revenues, reflects the impact of the increase in gross profit percentages related to sales and the decrease in operating expenses as discussed above.

   Interest Expense. Interest expense decreased approximately $615,000 (44.8%) to $757,000 in fiscal 1997 from $1.4 million for the fiscal year ended November 1, 1996 and by $500,000 (39.7%) as compared to the eleven month period ended September 30, 1996. The decrease in interest expense resulted from lower borrowing levels as a result of the equity infusion by Emerson and the proceeds received from the sale of the discontinued operations.

   Other Income, Net. Other income increased approximately $45,000 in fiscal 1997 as compared to the fiscal year ended November 1, 1996. The increase in other income resulted from services provided to Emerson such as human resources, advertising, warehousing/distribution, and banking functions as provided in a Management Services Agreement between the Company and Emerson effective May 1997. Other income is expected to increase in future periods as a result of a full year benefit being realized from this agreement. See Item 13 - "Certain Relationships and Related Transactions".

   Provision (Benefit) for Income Taxes. The provision for income taxes increased approximately $1.4 million to a provision of $976,000 in fiscal 1997 from a benefit of $436,000 in fiscal 1996. The Company's effective tax rate decreased to 27.5% in fiscal 1997 from 31.1% in fiscal 1996. See Note 4 to the consolidated financial statements included in Item 8 -- "Financial Statements and Supplementary Data".

   Earnings (Loss) from Continuing Operations. Earnings (loss) from continuing operations increased approximately $3.5 million to $2.6 million in 1997 from a loss of $964,000 in fiscal 1996. As a percentage of the net revenues, net earnings increased to 3.3% in 1997 from a loss of 1.2% in fiscal 1996. Earnings (loss) per share from continuing operations increased to $.32 per share in 1997 from a loss of $(0.14) per share in fiscal 1996. This reflects a 20.4% increase in weighted average shares outstanding related to the sale to Emerson of 1,600,000 shares of SSG's newly-issued common stock offset by approximately 287,000 shares of its issued and outstanding common stock purchased in the open market.

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

   Gross Profit. Gross profit for the fiscal year ended November 1, 1996 increased by approximately $4.7 million (18.6%) as compared to the fiscal year ended October 31, 1995 and $1.5 million (5.2%) as compared to the twelve month period ended October 31, 1995. As a percentage of net revenues, gross profit decreased to 37.2% in 1996 from 38.8% for the fiscal year ended October 31, 1995. The decrease in gross profit as a percentage of net revenues is primarily attributable to a $950,000 charge to the inventory reserve recorded in the fourth quarter of 1996 and higher sales mix related to youth sports leagues which are at lower margins than the Company's institutional business. The inventory reserve reflects management's periodic assessment of the carrying value of the Company's inventory and the Company's strategy to dispose of slow-moving or obsolete inventory. During fiscal year 1996, the Company intensified its marketing efforts relating to youth sports leagues with new product offerings and very aggressive pricing strategies designed to increase its market penetration. As a result of these efforts, revenues associated with youth sports league customers increased as a percentage of total revenues but contributed to the decrease in gross profit as a percentage of net revenues.

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

   (iii) An increase in freight costs associated with the increase in net revenues. Historically, the Company has not billed the U.S. Government or bid customers freight. As a percentage of net revenues, freight costs (net of freight costs recovered from customers) increased for fiscal year 1996 compared to the twelve months ended October 31, 1995. This increase was due primarily to revenues associated with youth sports leagues. As a result of the Company's pricing strategy with respect to youth sports leagues discussed above, billable freight costs from sales to youth sports league customers are lower than SSG's historical institutional business. In addition, during 1996 the Company strategically elected to change its primary freight carrier in order to improve customer service. Average shipping rates of the new carrier were higher than SSG's previous carrier.

   (iv) Expenses relating to the Company's participation in the 1996 Olympic summer games. These expenses include royalties, travel, and miscellaneous advertisements incurred during fiscal 1996, which expenses were partially offset by the sale of products used in the Olympic games.

   (v) An increase in the provision for receivables relating primarily to SSG's youth sports league customers based upon on-going credit evaluations.

   (vi) An increase in advertising expenses due to the expansion of the Company's marketing efforts, primarily expenses relating to catalogs mailed to customers and additional advertising relating to the youth sports league division.

   (vii) An increase in professional fees and expenses relating to legal and financial services provided to the Company. Such fees and expenses were incurred in connection with the Company's efforts to arrange additional debt and equity financing, including fees and expenses relating to the Emerson transaction.

   (viii) The write-off of software and forecasting systems because the Company determined these assets would have no future benefit.

   Operating Profit (Loss). Operating profit decreased by approximately $3.9 million to a loss of $65,165 in fiscal 1996 from a profit of $3.9 million for the fiscal year ended October 31, 1995 and decreased $3.4 million (101.9%) as compared to the twelve month period ended October 31, 1995. As a percentage of net revenues, operating profit decreased to (0.1)% in fiscal 1996 from 6.0% for the fiscal year ended October 31, 1995. The decrease in operating profit, both in dollar amount and as a percentage of net revenues, reflects the impact of the increase in operating expenses and the decrease in gross profit percentages as discussed above.

   Interest Expense. Interest expense increased approximately $246,000 (21.8%) to $1.4 million in fiscal 1996 from $1.1 million for the fiscal year ended October 31, 1995 and $31,000 (2.3%) as compared to the twelve month period ended October 31, 1995. The increase in interest expense reflects higher borrowing rates associated with the Company's senior credit facility as compared to the Company's borrowing rates in 1995, partially offset by a decrease in average borrowing levels. The decrease in average borrowing levels was associated primarily with the proceeds generated from the sale of the Gold Eagle Division.

   Provision (Benefit) for Income Taxes. The provision for income taxes decreased approximately $1.6 million to a benefit of $436,000 in fiscal 1996 from a provision of $1.1 million in fiscal 1995. The Company's effective tax rate decreased to 31.1% in fiscal 1996 from 38.0% in fiscal 1995.

   Earnings (Loss) from Continuing Operations. Earnings (loss) from continuing operations decreased approximately $2.8 million to $(964,000) in 1996 from $1.8 million in fiscal 1995. As a percentage of net revenues, net earnings decreased to (1.2)% in 1996 from a profit of 2.8% in fiscal 1995. Earnings (loss) per common share decreased to $(0.14) per share in 1996 from earnings of $0.27 per share in fiscal 1995, which reflects the reduction in earnings (loss) offset by a slight decrease in weighted average shares outstanding.

   Liquidity and Capital Resources

   The Company's working capital increased approximately $7.3 million during the fiscal year ended September 26, 1997, from $16.7 million at November 1, 1996 to $24.0 million at September 26, 1997. The increase in working capital is primarily a result of: (i) a $5.0 million decrease in accounts payable; (ii) a $1.6 million increase in trade receivables due to higher revenues; and (iii) a $6.3 million decrease in net current liabilities of discontinued operations due to the sale of the remaining discontinued operations on March 28, 1997. This increase is partially offset by a $3.0 million decrease in inventories resulting from the Company's working capital reduction program.

   As of September 26, 1997, the Company had total borrowings under its senior credit facility of approximately $4.6 million including a term loan of $1,625,000 which is payable in quarterly installments of principal and accrued interest of $125,000 through October 31, 2000, outstanding letters of credit for foreign purchases of inventory of approximately $1.3 million, and availability of approximately $13.6 million. The net decrease of $19.8 million in borrowings under the senior credit facility and the net decrease of $5.0 million in trade payables compared to November 1, 1996 reflects (i) a payment of approximately $12.0 million using the proceeds received by the Company from the sale of 1,600,000 shares of the Company's common stock and 1.0 million common stock purchase warrants to Emerson Radio Corp. ("Emerson"), (ii) a payment of approximately $8.2 million using the proceeds received from the sale of the remaining assets of the discontinued retail segment, and (iii) a payment of approximately $3.0 million using the amount received from tax refunds.

   On September 9, 1997, the Company entered into a Second Amended and Restated Loan and Security Agreement ("Agreement") which includes a senior credit facility of $25,000,000 with a maturity date of October 31, 2000. This Agreement provides for additional loans to be made to SSG for the cost of certain capital expenditures (up to a maximum of $4,000,000) and reduced interest rates. The Agreement also contains financial and net worth covenants in addition to limits on capital expenditures.

   The Company believes it will satisfy its short-term and long-term liquidity needs from borrowings under its senior credit facility and cash flows from operations. The proceeds from the sale of the discontinued operations and proceeds from the Emerson transaction were used to reduce the Company's outstanding borrowings. As a result of the sale and the reduced interest rates included in the new credit agreement, interest expense is expected to be less in future operating periods.

   On May 28, 1997, the Company approved the repurchase of up to 1,000,000 shares of its issued and outstanding common stock in the open market and/or privately negotiated transactions. Such purchases are subject to price and availability of shares, working capital availability and any alternative capital spending programs of the Company. As of September 26, 1997, the Company had repurchased approximately 287,000 of its issued and outstanding common stock in the open market. In addition, the Company will need to address the Year 2000 issues relating to its current management information system. At this time, the Company is in the process of evaluating all of its options that may result in a new system implementation. As of September 26, 1997, the Company had no material capital requirements. However, the Company believes it will be able to satisfy any projected capital requirements that may arise in the foreseeable future from borrowings under the senior credit facility and cash flows from operations.

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

   The Company ships approximately 80% of its products using UPS. As experienced earlier this year, a strike by any of its major carriers could adversely affect the Company's results of operations due to not being able to deliver its products in a timely manner and using other more expensive freight carriers. Although the Company has analyzed the cost benefit effect of using other carriers, they will continue to rely on UPS for the majority of its small package shipments.

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

   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

           Not Applicable

   Item 8.   Financial Statements and Supplementary Data.

   Sport Supply Group, Inc.

   Index to Financial Statements

                                                                    Page

   Report of Independent Auditors

   Consolidated Balance Sheets as of September 26, 1997 and November  1,
   1996

   Consolidated Statements of Operations for the Eleven Month Period Ended September 26, 1997, the Year Ended November 1, 1996, and the Ten Month Period Ended October 31, 1995

   Consolidated Statements of Stockholders' Equity for the Eleven Month Period Ended September 26, 1997, the Year Ended November 1, 1997, and the Ten Month Period Ended October 31, 1995

   Consolidated Statements of Cash Flows for the Eleven Month Period Ended September 26, 1997, the Year Ended November 1, 1996, and for the Ten Month Period Ended October 31, 1995

   Notes to Consolidated Financial Statements

   Financial statement schedules are omitted as the required information is presented in the consolidated financial statements or the notes thereto or is not necessary.

                      REPORT OF INDEPENDENT AUDITORS


   To the Board of Directors of Sport Supply Group, Inc.:

        We have audited the accompanying consolidated balance sheet of Sport Supply Group, Inc. and subsidiary as of September 26, 1997, and the related consolidated statement of operations, stockholders' equity, and cash flow for the eleven month period ended September 26, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sport Supply Group, Inc. and subsidiary as of September 26, 1997, and the consolidated results of its operation and its cash flow for the eleven month period ended September 26, 1997, in conformity with generally accepted accounting principles.




                                   ERNST & YOUNG LLP

   Dallas, Texas
   November  11, 1997

                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   To Sport Supply Group, Inc.:

        We have audited the accompanying consolidated balance sheet of Sport Supply Group, Inc. (a Delaware corporation) and subsidiary as of November 1, 1996 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended November 1, 1996, and the ten month period ended October 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sport Supply Group, Inc. and subsidiary as of November 1, 1996 and the results of their operations and their cash flows for the year ended November 1, 1996 and the ten month period ended October 31, 1995 in conformity with generally accepted accounting principles.

                                   ARTHUR ANDERSEN LLP   Dallas, Texas
   January 29, 1997

               SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS
            AS OF SEPTEMBER 26, 1997 AND NOVEMBER 1, 1996

                                         September 26,   November 1,
                                            1997           1996
   CURRENT ASSETS :
      Cash                               $   602,779    $   435,213
      Accounts receivable -
             Trade, less allowance for
             doubtful accounts of
             $797,000 in 1997 and         13,452,286     11,836,173
             $552,000 in 1996
             Other                           467,661        138,994
      Income taxes receivable              1,653,875      1,343,579
      Inventories,net                     12,284,425     15,320,505
      Other current assets                   583,414        899,588
      Deferred tax assets                  2,069,678      5,883,341

             Total current assets         31,114,118     35,857,393


   DEFERRED CATALOG EXPENSES               1,150,514      2,367,875

   PROPERTY, PLANT AND EQUIPMENT :
      Land                                     8,663          8,663
      Buildings                            1,595,228      1,551,723
      Machinery and equipment              5,661,315      6,029,845
      Furniture and fixtures               2,427,527      2,900,870
      Leasehold improvements               2,277,372      2,365,821

                                          11,970,105     12,856,922
      Less -- Accumulated depreciation   (6,638,319)    (6,779,589)
      and amortization

                                           5,331,786      6,077,333


   DEFERRED TAX ASSETS                     5,838,895      4,492,847

   COST IN EXCESS OF TANGIBLE NET ASSETS ACQUIRED,
      less accumulated amortization
       of $1,130,000 in 1997 and
       $1,036,000 in 1996                  2,959,114      3,053,780

   TRADEMARKS, less accumulated
    amortization of $935,000 in
      1997 and $748,000 in 1996            3,364,046      3,551,801

   OTHER ASSETS, less accumulated
   amortization of $1,119,000
      in 1997 and $1,078,000 in              725,624        761,826
      1996
   NET NONCURRENT ASSETS OF DISCONTINUED      --         16,365,572
   OPERATIONS

                                         $50,484,097    $72,528,427

   CURRENT LIABILITIES :
      Accounts                            $4,956,830     $9,993,049
      payable
      Accrued property taxes                 294,882        370,789
      Other accrued liabilities            1,292,247      1,806,334
      Notes payable and capital lease        564,638        696,955
      obligations, current portion
      Net current liabilities of              --          6,329,927
      discontinued operations

                                           7,108,597     19,197,054


   DEFERRED GAIN                              22,091         33,137
   NOTES PAYABLE AND CAPITAL LEASE
   OBLIGATIONS, net of
      current portion                      4,396,090     24,135,267

                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
                  CONSOLIDATED BALANCE SHEETS - CONTINUED
               AS OF SEPTEMBER 26, 1997 AND NOVEMBER 1, 1996
   COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS' EQUITY:

      Preferred stock, par value
      $0.01, 100,000 shares
          authorized, no shares            -               -
          outstanding in 1997 or 1996
      Common stock, par value $0.01,
      20,000,000 shares
          authorized, 9,158,749 and 7,551,899
          shares issued in
          1997 and 1996, 8,084,384
          and 6,764,834 shares
          outstanding in 1997              91,588          75,519
          and 1996
      Paid-in  capital                 58,574,218      46,543,19
      Retained deficit                 (9,709,357)     (9,711,357)
      Treasury stock, at cost,
      1,074,365 shares in 1997
      and 787,065 shares in 1996      (9,999,130)     (7,744,386)

                                       38,957,319      29,162,969

                                      $50,484,097     $72,528,427

   The accompanying notes are an integral part of these financial statements.

                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF OPERATIONS
   For The Eleven Month Period Ended September 26, 1997, The Year Ended
                             November 1, 1996
       and The Ten Month Period Ended October 31, 1995 (See Note 1)

                                    1997           1996           1995
   NET REVENUES                  $79,109,063    $80,520,837  $65,133,959
   COST OF SALES                  47,705,408     50,566,008   39,874,637
   GROSS PROFIT                   31,403,655     29,954,829   25,259,322
   SELLING, GENERAL AND
   ADMINISTRATIVE EXPENSES        25,877,428     30,019,994   21,365,188

   NONRECURRING CHARGES            1,300,000        --            --

     Operating profit (loss)       4,226,227        (65,165)   3,894,134

   OTHER INCOME (EXPENSE):

     Interest expense               (757,181)    (1,371,990)  (1,126,024)
     Other income, net                82,523         37,962      208,895

                                    (674,658)    (1,334,028)    (917,129)

     Earnings (loss) from
     continuing operations
     before (provision)            3,551,569     (1,399,193)   2,977,005
     benefit for income taxes

   (PROVISION) BENEFIT FOR          (975,569)       435,536   (1,130,250)
   INCOME TAXES

   EARNINGS (LOSS) FROM            2,576,000       (963,657)   1,846,755
   CONTINUING OPERATIONS

   DISCONTINUED OPERATIONS:
     Loss from operations, net        --         (2,242,143)    (456,534)
     of income tax benefit
     Loss on disposal, net of     (2,574,000)   (15,530,697)       -
     income tax benefit
     Loss from discontinued       (2,574,000)   (17,772,840)    (456,534)
     operations
   NET EARNINGS (LOSS)                $2,000   $(18,736,497)  $1,390,221

   EARNINGS (LOSS) PER COMMON
   AND COMMON EQUIVALENT SHARE:
     Continuing operations             $0.32        $(0.14)       $0.27
     Discontinued operations           (0.32)        (2.63)       (0.07)
     Net earnings (loss)               $0.00        $(2.77)       $0.20

   WEIGHTED AVERAGE NUMBER OF
     COMMON AND COMMON
     EQUIVALENT SHARES             8,151,414     6,768,488    6,949,984
     OUTSTANDING

  The accompanying notes are an integral part of these financial statements.

                          SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                or The Years Ended September 26, 1997, November 1, 1996,
                           And October 31, 1995 (See Note 1)
                                                                                                          Unrealized
                                                                         Retained                          Holding
                        Common Stock     Preferred Stock     Paid in      Earnings  Treasury Stock        Period Gain
                       Shares     Amount  Shares  Amount   Capital      (Deficit)              Amount      (Loss)         Total
Balance, January 1,   7,534,899  75,349    --   $  --    $46,490,254   $8,440,348    842,065  $(8,285,563) $(247,500)  $46,472,888
    1995
Issuances of common
stock upon exercises
of outstanding stock     16,438     164                      137,551                                                       137,715
options

Tax benefit from
exercises of stock
options                                                       19,300                                                        19,300

Dividends declared
to stockholders                                                          (805,429)                                        (805,429)

Reissuances of
treasury stock                                                 1,990                 (12,401)     122,020                  124,010

Change in unrealized
holding period gain                                                                                          271,260       271,260

Net earnings                                                            1,390,221                                        1,390,221
Balance, October
31, 1995              7,551,337    75,519      --   $  - $46,649,095   $9,025,140    829,664  $(8,163,543)   $23,760   $47,609,965

Issuances of common
stock upon exercises
of outstanding stock
  options                   562        6                       3,872                                                         3,878
Reissuances of
  treasury stock                                            (109,774)                (42,599)     419,157                  309,383
Change in unrealized
holding period gain
  (loss)                                                                                                      (23,760)     (23,760)
Net loss                                                              (18,736,497)                                     (18,736,497)

Balance, November
1, 1996               7,551,899  $75.519       --    $ - $46,543,193   (9,711,357)   787,065  $(7,744,386)    $ -      $29,162,969

Issuances of common
stock upon exercises
  of outstanding stock    6,850       69                      47,025                                                        47,094
Issuances of common
  stock               1,600,000   16,000                  11,984,000                                                    12,000,000
Purchase of
  treasury stock                                                                     287,300   (2,254,744)              (2,254,744)
Net earnings                                                                2,000                                            2,000

Balance, September
26, 1997              9,158,749 $ 91,588      --     $-  $58,574,218  $(9,709,357)  1,074,365 $(9,999,130)    $ -      $38,957,319

                     SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
       For The Eleven Month Period Ended September 26, 1997, The Year Ended
                                November 1, 1996,
           And The Ten Month Period Ended October 31, 1995 (See Note 1)

                                          1997          1996          1995
   CASH FLOWS FROM OPERATING
   ACTIVITIES :
     Net earnings (loss)               $  2,000   $(18,736,497)  $  1,390,221

     Adjustments to reconcile net
     earnings (loss) to net cash
     provided by (used in)
     operating activities                   --
        Loss on disposal of           2,574,000     15,530,697       --
        discontinued operations
        Depreciation and amortization 1,284,156      2,528,716      1,821,768
        Provision for (recovery of)
        allowances for accounts
        receivable                     (244,730)       895,716        538,311
        Changes in assets and
        liabilities --
          Increase in receivables    (2,010,346)      (330,706)    (5,456,837)
          (Increase) decrease in
          inventories                 3,036,080      1,309,650     (2,598,262)
          (Increase) decrease in
          deferred catalogs and
               other current assets   1,533,535       (403,562)       (70,468)
          (Increase) decrease in      3,813,663     (3,756,306)    (1,195,035)
          current deferred tax
          assets
          Increase (decrease) in     (5,036,219)     2,777,383      2,607,183
          accounts payable
          Increase (decrease) in       (589,994)       603,017        409,969
          accrued liabilities
          (Increase) decrease in        (64,547)       313,305        (15,452)
          other assets
          Increase in noncurrent     (1,346,048)    (4,755,852)       --
          deferred tax assets
        Other                           (11,046)        (4,646)        (5,205)
        Discontinued operations -
        noncash charges and
          working capital changes      (697,524)    11,135,347     (4,167,157)

     Net cash provided by (used in)   2,242,980      7,106,262     (6,740,964)
     operating activities

   CASH FLOWS FROM INVESTING
   ACTIVITIES :
     Acquisitions of property, plant   (155,439)      (631,562)    (1,585,820)
     and equipment
     Proceeds from sale of                  --           9,300      1,177,761
     investments
     Investing activities of
     discontinued operations             (1,657)       734,982     (3,471,567)
     Proceeds from sale of
     discontinued operations          8,160,826           --

     Net cash provided by (used in)   8,003,730        112,720     (3,879,626)
     investing activities


   CASH FLOWS FROM FINANCING
   ACTIVITIES :
     Proceeds from issuances of       1,159,560      3,245,046     13,252,769
     notes payable
     Payments of notes payable and
     capital lease obligations      (21,031,054)    (7,853,698)      (591,225)
     Proceeds from common stock      12,047,094          3,877        157,015
     issuances
     Dividends paid to stockholders        --         (201,650)      (603,779)
     Purchase of                     (2,254,744)        --            --
     treasury stock
     Financing activities of                --      (2,547,811)    (1,259,900)
     discontinued operations

     Net cash provided by (used in) (10,079,144)    (7,354,236)    10,954,880
     financing activities

   Net change in cash                   167,566       (135,254)       334,290

   Cash, beginning of period            435,213        570,467        236,177

   Cash, end of period                 $602,779       $435,213       $570,467

  The accompanying notes are an integral part of these financial statements.

                     SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
       For The Eleven Month Period Ended September 26, 1997, The Year Ended
                                November 1, 1996,
           And The Ten Month Period Ended October 31, 1997 (See Note 1)

   SUPPLEMENTAL DISCLOSURES OF CASH FLOW
   INFORMATION :                          1997          1996          1995

   Cash paid during the period for
   interest                           $ 1,297,675   $ 2,448,631   $ 1,608,665

   Cash paid during the period for
   income taxes                       $    10,825   $   134,735   $ 1,870,950

   During 1995, the Company acquired
   the assets of several entities. In
   connection with these acquisitions,
   liabilities were assumed as follows :

     Fair value of                          --            --       $6,793,652
     assets acquired
     Cash paid for the acquisitions, net    --            --       (2,651,697)
     Debt issued for the                    --            --       (3,779,700)
     acquisitions

     Liabilities assumed               $    -        $     -     $    362,255


   SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
   ACTIVITIES :

   During 1996, the Company reissued
   42,599  shares of its common stock
     previously held in treasury in
     connection with an acquisition
     completed in 1994                 $   --         $  309,383  $     --

                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            September 26, 1997


   1.   BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Background

   Sport Supply Group, Inc. (the "Company" or "SSG") was incorporated in 1982. The assets of the Sports & Recreation Division of Aurora Electronics, Inc. (f/k/a BSN Corp., "Aurora") were contributed to the Company effective September 30, 1988. Prior to its initial public offering completed in April, 1991, the Company was a wholly-owned subsidiary of Aurora. The Company is engaged principally in the direct mail marketing of sports related equipment and leisure products to institutional and sporting goods team dealer customers in the United States. The Company manufactures many of the products it sells, including tennis, volleyball, and other sports nets; items of steel and aluminum construction, such as soccer and field hockey goals and volleyball, pole vault, and high jump standards; other track and field equipment; gymnastic and exercise mats; weight lifting equipment; tabletop games and various plastic items.

   Principles of Consolidation and Basis of Presentation

   The consolidated financial statements include the accounts of SSG and its wholly-owned subsidiary, Sport Supply Group International Holdings, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements also include estimates and assumptions made by management that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses, provisions for and the disclosure of contingent assets and liabilities. Actual results could materially differ from those estimates.

   During May 1996, the Company sold substantially all of the assets (other than cash and accounts receivable) of its Gold Eagle Professional Golf Products Division (the "Gold Eagle Division"). Subsequent to the sale of the Gold Eagle Division, the Company adopted a formal plan to dispose of the remaining operations of the Company's retail segment (which previously included the Gold Eagle Division) and therefore has classified these operations as discontinued. On March 28, 1997, SSG disposed of substantially all of the remaining assets of the discontinued operation to Nitro Leisure Products, Inc., a Delaware corporation. As a result, the Company's retail segment is being reported as a discontinued
   operation through the date of disposal in the accompanying consolidated financial statements.

   Change in Fiscal Year

   In January 1997, the Company changed its financial reporting year end from October 31 to September 30. Accordingly, the fiscal year ended September 26, 1997 is a transition period consisting of eleven months. The Company will operate on a 52/53 week year ending on the Friday closest to September 30.

   Inventories

   Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out and weighted-average cost methods for items manufactured by the Company and weighted-average cost for items purchased for resale. As of September 26, 1997 and November 1, 1996 inventories (excluding inventories related to discontinued operations) consisted of the following:

                                              1997           1996

   Raw materials                           $ 2,410,009   $ 2,255,675
   Work-in-process                             113,170       146,751
   Finished and purchased goods             10,471,262    13,868,079

                                            12,994,441    16,270,505
   Less inventory reserve for obsolete or     (710,016)     (950,000)
   slow moving items

                                           $12,284,425   $15,320,505


   The Company recorded a $950,000 provision for the year ended November 1, 1996 to establish an inventory reserve. This reserve reflects management's periodic assessment of the carrying value of the
   Company's inventory. For the year ended September 26, 1997, the Company recorded approximately $240,000 against the reserve for the disposal of certain slow-moving inventory. As of September 26, 1997 and November 1, 1996, approximately 34% and 32% of total ending inventories were products manufactured by the Company with the balance being products purchased from outside suppliers. Sales of products manufactured by SSG accounted for approximately 35% and 36% of total net revenues in 1997 and 1996, respectively. Costs included in products manufactured by SSG include raw materials, direct labor, and manufacturing overhead.

   Advertising and Deferred Catalog Expenses

   The Company expenses the production costs of advertising as incurred, except for production costs related to direct-response advertising activities which are capitalized. Direct response advertising consists primarily of catalogs which include order forms for the Company's products. Production costs, primarily printing and postage, associated with catalogs are amortized over twelve months.

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

                  Buildings                Thirty to Forty years
                  Machinery and Equipment  Five years
                  Furniture and Fixtures   Five years

   Intangible Assets

   Cost  in  excess   of  tangible  net   assets  acquired  relates   to
   acquisitions made by the Company. Trademarks relate to costs incurred in connection with the licensing agreements for the use of certain trademarks in conjunction with the sale of the Company's products. Other intangible assets are classified as other assets and consist principally of patents.

        Amortization of intangible assets is provided by the straight-line method as follows:

             Cost in excess of tangible net assets acquired
                        --  principally forty years

             Trademarks -- five to forty years

             Patents -- seven to eleven years

   Management periodically assesses the recoverability of the carrying value of intangible assets in relation to current and anticipated net earnings and cash flows. Based on management's assessment, the Company believes its investments in intangible assets are fully realizable as of September 26, 1997.

   The cost of intangible assets and related accumulated amortization are removed from the Company's accounts during the year in which they become fully amortized.

   Long-Lived Assets

   Effective November 2, 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The adoption of this new accounting standard did not have a material effect on the Company's Consolidated Statements of Operations.

   Other Accrued Liabilities

   As of September 26, 1997, other accrued liabilities consisted of $682,000 of bonuses, $381,000 of payroll, and $229,000 of other.

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

   Net Earnings (Loss) Per Share of Common Stock

   Net earnings (loss) per share of common stock is based upon the weighted average number of common and common equivalent shares outstanding. Outstanding stock options and common stock purchase warrants are treated as common stock equivalents when dilution results from their assumed exercise.

   Revenue Recognition

   Revenue is generally recognized when inventory is shipped to the customer.

   Recently Issued Accounting Pronouncements

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted in the first quarter of fiscal year 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, the dilutive effect of stock options will be excluded for basic earnings per share. The impact is not expected to be material for the eleven month period ended September 26, 1997 and the year ended November 1, 1996.

   2.   STOCKHOLDERS' EQUITY:

   Stock Options

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

        Transactions under the plan are summarized as follows:
                                                 Exercise Prices/
                                     Shares     Weighted Avg. Price

     Outstanding at December        627,925         $4.80 - $13.38
     31, 1994

     Granted                        261,900        $10.63 - $14.25
     Exercised                      (16,438)        $6.60 - $10.63
     Forfeited                      (61,615)        $6.60 - $13.13

     Outstanding at October         811,772         $4.80 - $14.25
     31, 1995

     Granted                         29,125         $6.50 - $7.13
     Exercised                         (562)        $6.90
     Forfeited                     (154,862)        $6.88 - $14.25


     Outstanding at November        685,473              $8.85
     1, 1996

     Granted                        594,375              $7.49
     Exercised                       (6,850)             $6.88
     Forfeited                     (232,425)             $7.92

     Outstanding at September     1,040,573              $7.26
     26, 1997

   Stock Options Outstanding         Stock  Options Exercisable
                                  Wtd. Avg.    Wtd. Avg.        Wtd. Avg.
Range of                          Remaining    Exercise         Exercise
Exercise Prices         Shares      Life        Price   Shares   Price

$4.80 - $12.13         1,040,573   7.6 yrs.    $7.26    490,573  $7.75


   All options granted under the stock option plan during the eleven month period ended September 26, 1997, the year ended November 1, 1996, and the ten month period ended October 31, 1995 were at exercise prices equal to or greater than the fair market value of the Company's stock on the date of the grant. On May 13, 1996, the Company repriced the exercise price to the current fair market value of certain employees' (excluding officers and directors) stock options that were granted pursuant to the stock option plan and that had an original exercise price in excess of the fair market value of the common stock on May 13, 1996 of $6.875. The exercise price of these options was lowered to $6.875. On January 23, 1997, certain officers' options were repriced to an amount above the current fair market value. The exercise price of these options were lowered to $7.50. As of September 26, 1997, there were 959,427 shares available
   for   option   grants  under the  stock   option  plan.

   In addition to   options    granted  pursuant  to  the   stock  option
   plan, the Company periodically grants options to purchase shares of SSG's common stock that are not reserved for issuance under the stock option plan ("non-Plan options"). During the year ended November 1, 1996, and the ten month period ended October 31, 1995, the Company granted 20,000 and 264,380 non-Plan options, respectively. All non-Plan options granted were at exercise prices ranging from $6.88 to $15.00 per share. Such exercise prices were equal to or greater than the fair market value of the Company's common stock on the dates of grant.

   As of September 26, 1997, there were a total of 1,285,703 options (including non-Plan options) outstanding with exercise prices ranging from $4.80 per share to $15.00 per share. As of September 26, 1997, 735,703 of the total options outstanding were fully vested with 550,000 options vesting in January of 2000. As of November 1, 1996 and October 31, 1995, all outstanding options were fully vested.

   The Company has adopted the pro forma disclosure provisions of SFAS No. 123 "Accounting for Stock Based Compensation". As required by SFAS 123, pro forma information regarding net income and net income per share has been determined as if the Company had accounted for employee stock options subsequent to December 31, 1995 under the fair value method provided for under SFAS 123. The fair value for those options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates ranging from 6.01% to 6.24%; a dividend yield of 0%; expected volatility of 51%; and a weighted average expected life for each option of three years. The weighted average exercise prices and the weighted average fair values of employee stock options are as follows:

                                   For the Eleven      For  the  Fiscal
                                       Month             Year Ended
                                    Period Ended
                                 September 26, 1997     November 1, 1996

                                Weighted   Weighted  Weighted    Weighted
                                 Average   Average   Average     Average
                                Exercise     Fair    Exercise      Fair
                                  Price     Value     Price       Value


   Exercise  price   of   stock
   option on grant date
   equals market value -           $-         $-        $6.89      $2.77
   exceeds market value -         $7.49      $3.01        -          -

   For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period; therefore, its proforma effect will not be fully realized until the completion of one full vesting cycle. The Company's pro forma information is as follows:

                                 For the Eleven For the Fiscal
                                     Month           Year
                                  Period Ended       Ended

                                 September 26,    November 1,
                                      1997           1996
   Net income (loss):
        As reported                     $2,000   ($18,736,497)
   Pro forma                         ($804,809)  ($19,163,574)
   Earnings (loss) per share:
   As reported                           $0.00        ($2.77)
   Pro forma                            ($0.10)       ($2.83)


   Dividends

   Historically, the Company had a $0.16 per share annual cash dividend policy payable quarterly at $.04 per share of common stock. After the effective date of the 5 for 4 stock split declared in 1994, the Company's Board of Directors revised the annual cash dividend to $0.12 per share payable quarterly at $0.03 per share of common stock. Total cash dividends paid in fiscal 1996 and 1995 were $201,650 and $603,779, respectively. During October 1995, a $.03 per share dividend was declared which was paid subsequent to October 31, 1995. Accordingly, the total dividend payment of approximately $201,650 was recorded as a charge to retained earnings during the ten month period ended October 31, 1995. During January 1996, the Company terminated its annual cash dividend policy.

   Common Stock Purchase Warrants

   On December 27, 1993, the Company issued 1,224,459 warrants to purchase 1,224,459 shares of SSG's common stock at an exercise price of $25.00 per share which may be exercised on or before December 27, 1998. As a result of the 5 for 4 stock split declared in 1994, each warrantholder will be entitled to 1 1/4 shares of common stock upon the exercise of each warrant at an exercise price of $20 per share.

   Repurchase of Common Stock

   On May 28, 1997, the Company approved the repurchase of up to 1,000,000 shares of its issued and outstanding common stock in the open market and/or privately negotiated transactions. Such purchases are subject to price and availability of shares, working capital availability and any alternative capital spending programs of the Company, and maintaining compliance with the senior credit facility. As of September 26, 1997, the Company had repurchased approximately 287,000 shares of its issued and outstanding common stock in the open market. The Company will evaluate purchases of common stock based upon day to day market conditions.

   3.   NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS:

   As of September 26, 1997 and November 1, 1996, notes payable and capital lease obligations consisted of the following:

                                           1997             1996


   Note  payable under  revolving line
   of credit,
      interest  at  prime   plus  3/4%
      (9.25% at September 26, 1997 and
      11.0% at  November  1, 1996)  or
      LIBOR plus
      2-1/2% (8.16%  at September  26,
      1997 and  9.375% at  November 1,
      1996), due October 31, 2000
      collateralized by  substantially   $3,000,000     $21,811,339
      all assets

   Term  loan, interest at  LIBOR plus
   2-1/2% (8.16% at September  26, 1997
       and 9.625% at November 1, 1996),
       payable      in       quarterly
       installments of $125,000  plus
       accrued interest through October
       31, 2000     collateralized  by    1,625,000      2,628,126
       substantially all assets

   Capital  lease obligation, interest
   at 7.4%, payable in monthly
   installments of principal and
   interest totaling  $3,159                 45,129        75,694
   through December 1998

   Capital  lease obligation, interest
   at 9%, payable  in   annual
   installments of principal and
   interest    totaling  $55,000           290,599         317,063
   through August 2005

        Total                            4,960,728      24,832,222

        Less - current portion            (564,638)       (696,955)


       Long-term   debt  and  capital   $4,396,090     $24,135,267
   lease obligations, net

   Credit Facilities

   The Company has a senior secured credit facility to finance its working capital requirements. The Company's ability to borrow funds under its revolving credit facility is based upon certain percentages of eligible trade accounts receivable and eligible inventories. On September 9, 1997, the Company entered into a Second Amended and Restated Loan and Security Agreement ("Agreement"), which includes a senior credit facility of $25,000,000 with a maturity date of October 31, 2000. This Agreement provides for additional loans to be made to SSG for the cost of certain capital expenditures (up to a maximum of $4,000,000) and reduced interest rates and fees. The Agreement also contains financial and net worth covenants in addition to limits on capital expenditures. As of September 26, 1997, the Company was in compliance with the covenants in the senior credit facility.

   Amounts outstanding under the senior credit facility are collateralized by substantially all assets of the Company. As of September 26, 1997, the Company had the option of electing the revolving credit facility and the term loan to bear interest at the prevailing LIBOR rate plus 2-1/2% (8.16% at September 26, 1997) or the lender's prime rate plus .75% (9.25% at September 26, 1997). Historically, the Company has elected the lower of the interest rates available under the facility.

   As of September 26, 1997, the Company had borrowings of approximately $3,000,000 outstanding under the revolver, approximately $1,321,797 of letters of credit outstanding for foreign purchases of inventory, and availability of approximately $13,640,623. In addition, as of September 26, 1997, SSG had borrowings of $1,625,000 under the term loan which is payable in quarterly installments of principal and accrued interest of $125,000 through October 31, 2000.

   Maturities of the Company's capital lease obligations and borrowings under the senior credit facility as of September 26, 1997, by fiscal year and in the aggregate, are as follows:

                  1998          $   564,638
                  1999              540,779
                  2000              534,272
                  2001            3,162,357
                  2002               40,719
                  Thereafter        117,963

                Total maturities $4,960,728

   4.   INCOME TAXES:

   As of September 26, 1997 and November 1, 1996, the components of the net deferred tax assets and liabilities are as follows:

                                           1997           1996
            Current deferred tax
         assets --
              Allowances for              $373,000       $385,000
         doubtful accounts
              Inventories                1,514,000      1,600,000
              Reserve for estimated
         loss on disposal                  183,000      3,898,000
              and other accrued
         liabilities


              Total current             $2,070,000     $5,883,000
         deferred tax assets


         Noncurrent deferred tax
         assets (liabilities)
              Cost in excess of
         tangible net assets acquired     $232,000      ($329,000)

              Other intangible          (1,348,000)      (235,000)
         assets
              Reserve for estimated       --            4,851,000
         loss on disposal
              Depreciation/other          --              206,000
              Net operating loss         6,768,000         --
         carryforward
              Minimum tax credit           187,000         --
         carryforward


         Total noncurrent deferred
         tax assets (liabilities)       $5,839,000     $4,493,000

   The Company's net operating loss carryforward can be used to offset future taxable income and can be carried forward for 15 years. No valuation allowance has been recorded for the Company's deferred tax assets because management believes it is more likely than not such assets will be realized. Management believes that the deferred tax assets will be realized through prior taxes paid and by future profitable operating results. Historically, the Company has been profitable. The net loss reported for the fiscal year ended November 1, 1996 is primarily the result of the retail segment which has been discontinued. Management believes the Company's continuing operations will continue to be profitable.

   The income tax provision (benefit) consisted of the following:

                               1997            1996             1995

   Current                 $(2,074,117)      $(1,830,600)     $2,082,348
   Deferred                  1,723,686        (8,512,158)     (1,208,898)

   Income tax provision      $(350,431)     $(10,342,758)       $873,450
   (benefit)


   The provision (benefit) for income taxes related to continuing operations in the accompanying statements of operations for the eleven months ended September 26, 1997, the year ended November 1, 1996, and the ten months ended October 31, 1995 differ from the statutory federal rate (34%) as follows:

                                     1997           1996            1995

   Income     tax     provision
   (benefit) at statutory
   federal rate of 34%             $1,207,533     ($475,726)      $1,012,182

   State income taxes, net of
        federal benefit              (306,611)         --             82,801

   Other for income taxes              74,647         40,190          35,267

   Total  provision   (benefit)      $975,569     ($435,536)      $1,130,250


   5.   ACQUISITIONS:

   During June 1995, the Company acquired certain assets of the Nitro golf division from Prince Golf International, Ltd. ("Nitro"), a manufacturer and distributor of new golf balls, for $1,000,000 in cash, a noninterest bearing promissory note in the amount of approximately $3,800,000 and the assumption of certain liabilities. The results of operations of this acquisition have been included in discontinued operations since the acquisition was related to the retail segment operations.

   6.   MAJOR CUSTOMERS AND CONCENTRATION OF BUSINESS RISK:

   The Company's customers for continuing operations are primarily public and private schools, state and local governments, and the United States Government. Sales to these customers for the eleven month period ended September 26, 1997, the year ended November 1,
   1996, and   the  ten month  period  ended October  31, 1995  were  as
   follows:
                                    1997      1996      1995

   Public and private schools       33%       36%       33%
   State and local governments      12%       15%       10%
   United States Government          7%        8%       10%

   With the exception of the United States Government during the ten month period ended October 31, 1995, the Company did not have any individual customers that accounted for more than 10% of net revenues.

   The majority of the Company's sales are to institutional customers that are publicly funded. The Company extends credit based upon an evaluation of a customer's financial condition and provides for any anticipated credit losses in its financial statements based upon management's estimates and ongoing reviews of recorded allowances.

   7.   COMMITMENTS AND CONTINGENCIES:

   Leases

   The Company leases a portion of its office, warehouse, computer equipment and manufacturing locations under noncancelable operating leases with terms ranging from one to ten years. The majority of the Company's leases contain renewal options that extend the leases beyond the current lease terms.

   Future minimum lease payments under noncancelable operating leases for office, warehouse, computer equipment and manufacturing locations, with remaining terms in excess of one year are as follows:


                     1998           $1,583,171
                     1999            1,246,598
                     2000              743,642
                     2001              743,642
                     2002              596,420
                     Thereafter      1,277,141
                                    $6,190,614

   Rent expense was approximately $1,485,000, $1,609,000 and  $1,328,000 for fiscal 1997, 1996 and 1995, respectively.

   Severance Agreements

   During 1991, the Company entered into Severance Agreements with two executive officers of the Company providing that these officers would be entitled to receive up to approximately three times their annual salary if there is both a change in control and a termination or resignation (as defined therein) of such officers. During 1995, the Company entered into Severance Agreements with two additional executive officers and an employee having substantially the same terms as those described above. In 1996, two of these Severance Agreements were cancelled without payments due to the resignation of these designated employees. Subsequent to November 1, 1996, an officer resigned pursuant to a Purchase Agreement whereby Emerson Radio Corp. acquired 1,600,000 shares of SSG's common stock and warrants to acquire an additional 1,000,000 shares. The officer was paid approximately $680,000 pursuant to the Severance Agreement on December 10, 1996. This expense is charged to earnings in fiscal year 1997. Consequently, only two Severance Agreements remain.

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

   Indemnification Agreements with Aurora

   In connection with the transfer of all of the assets of Aurora's Sports and Recreation Division to the Company on September 30, 1988, the Company assumed all liabilities of the Sports and Recreation Division associated with such assets and agreed to indemnify Aurora and hold Aurora harmless from such liabilities and liabilities relating to the Sports and Recreation Division's operations prior to such date. Although Aurora has not formally made any claims under this indemnity agreement, a plaintiff in a product liability suit has received a judgment against Aurora in the approximate amount of $100,000 and the Company has paid the judgment. In addition, the Company is currently litigating one product liability claim that names the Company and Aurora as co-defendants.

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


   8.   EMPLOYEES' SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN

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

   The 401(k) Plan contains provisions that allow the Company to make discretionary contributions during each plan year. Employer contributions for the eleven month period ended September 26, 1997 were $36,425. All administrative expenses of the 401(k) Plan are paid by the Company.

   Effective July 1, 1997, the Company established an Employee Stock Purchase Plan for the benefit of eligible employees. All eligible employees are allowed to purchase shares of SSG Common Stock at a 15% discount from the market price.


   9.   CHANGE IN CONTROL OF  MANAGEMENT

   On December 10, 1996, pursuant to a Securities Purchase Agreement dated November 27, 1996 between Emerson Radio Corp. and SSG ("the Purchase Agreement"), Emerson acquired directly from SSG 1,600,000 shares of newly issued Common Stock for an aggregate consideration of $11,500,000 and five-year warrants to acquire an additional 1,000,000 shares of Common Stock at an exercise price of $7.50 per share for an aggregate consideration of $500,000. In addition, Emerson agreed to arrange for foreign trade credit financing of $2,000,000 for the benefit of SSG to supplement SSG's existing credit facilities. This currently has not been utilized. Pursuant to the Purchase Agreement, SSG caused a majority of the members of SSG's Board of Directors to consist of Emerson's designees. A nonrecurring pre-tax charge of $1.3 million was recorded in the first quarter of the fiscal year ended September 26, 1997 for compensation payments relating to the "change in control" of the Company (including severance payments to the former CEO of approximately $680,000).

   10.  DISCONTINUED OPERATIONS

   On May 20, 1996, SSG disposed of substantially all of the assets (other than cash and accounts receivable) of the Gold Eagle Division to Morris Rosenbloom & Co., Inc., a privately-held corporation. The sale of the Gold Eagle Division resulted in a pretax loss of approximately $750,000.

   Subsequent to the sale of the Gold Eagle Division, the Company adopted a formal plan to dispose of the remaining operations of the Company's retail segment (which previously included the Gold Eagle Division) and therefore has classified these operations as discontinued. On March 28, 1997, SSG disposed of substantially all of the remaining assets of the discontinued operations to Nitro Leisure Products, Inc., a Delaware corporation. Pursuant to the Asset Acquisition Agreement, the total consideration paid to SSG was $8,161,000 in cash. The following represents net current assets and liabilities as well as net noncurrent assets of discontinued operations as of November 1, 1996 and the results of operations for the period from November 2, 1996 through the disposal date of March 28, 1997, the year ended November 1, 1996, and the ten month period ended October 31, 1995.

                                        November 1, 1996

   Current assets                        $14,188,152
   Current liabilities                   (20,518,079)

      Net current liabilities          $  (6,329,927)

   Noncurrent assets                     $16,365,572
   Noncurrent liabilities                         --


      Net noncurrent assets              $16,365,572



                               For the period     For the Year   For the Ten
                               from Nov. 2,      Ended November  Months Ended
                               1996 to March 28,    1, 1996      Oct. 31, 1995
                               1997

Net revenues                    $  1,790,395    $ 18,725,955     $23,857,372
Earnings(loss) from operations,
net of income taxes                   --          (2,242,143)       (456,534)
Loss on disposal, net of          (2,574,000)    (15,530,697)           -
income taxes

   The net loss from operations for the year ended November 1, 1996 includes allocated interest expense of approximately $1,090,000 related to borrowings under the Company's senior credit facility. Interest expense charged to discontinued operations was based upon the amount of borrowings that management estimated would be repaid from the proceeds of the disposal of the Company's retail segment operations.

   The net loss on disposal includes a charge recorded during the quarterly period ended May 3, 1996 of approximately $9.3 million ($5.9 million after estimated income tax benefit) to record the net assets at estimated realizable value based upon a proposed rights offering pursuant to the Company's plan of disposal. During the quarterly period ended May 3, 1996, the Company also recorded a reserve of approximately $3.9 million ($2.5 million after estimated tax benefit) for anticipated operating losses during the estimated twelve month disposal period, including interest expense. As a result of certain factors, including, among others, management's assessment of the ultimate success of the proposed rights offering and estimates of the time required to effect such transaction, as well as the Company's projected liquidity requirements, the Company determined that a private sale of the remaining assets of its retail segment was a preferable and more expeditious method of disposal. Based upon management's estimates of the net proceeds to be received pursuant to such disposal, the Company recorded an additional charge of $5.8 million ($3.7 million after estimated income tax benefit) during the quarter ended August 2, 1996 and a charge of $5.2 million ($3.4 million after estimated income tax benefit) during the quarter ended November 1, 1996 to record the net assets at estimated net realizable value.

   On March 4, 1997, the Company signed a letter of intent for the sale of the discontinued retail segment. Based upon management's estimates at that time of the net proceeds to be received pursuant to such disposal, the Company recorded a pre-tax charge of $3.9 million ($2.6 million after estimated income tax benefit) during the quarter ended January 31, 1997. This charge was provided to record the net assets at estimated net realizable value in accordance with the purchase price set forth in the letter of intent. On March 28, 1997, the Company sold the remaining assets of the discontinued segment for approximately $8.2 million and used the sale proceeds to reduce the Company's outstanding debt.

   11.  SELECTED FINANCIAL DATA (UNAUDITED)

      The following sets forth certain historical financial information for the Company for each of the last 5 years (amounts in thousands, except per share amounts):


                       Eleven Months  Year Ended  Ten Months       Year Ended
                       Ended Sep. 26    Nov. 1    Ended Oct. 31     Dec. 31
                           1997          1996         1995       1994      1993
   Statement of
   Earnings Data:
   Net revenues            $79,109     $80,521      $65,134    $66,920   $58,817
   Gross profit             31,404      29,955       25,259     26,326    23,551
   Operating profit
    (loss)                   4,226         (65)       3,894      5,162     5,694
   Interest expense            757       1,372        1,126        973     1,039
   Other income
   (expense), net               83          38          209         (5)       24
   Cumulative effect
    of accounting change        --         --           --          --        50
   Earnings (loss)
   from continuing
   operations                2,576        (964)       1,847      2,802     3,324
   Earnings (loss)
   from discontinued
   operations               (2,574)    (17,773)       (457)      1,900       482
    Net earnings (loss)          2     (18,737)      1,390       4,702     3,806
   Net earnings (loss)
   per common share from (1)
   continuing operations      0.32       (0.14)       0.27        0.42      0.65
   Net earnings (loss) per
   common share from (1)(3)
   discontinued operations   (0.32)      (2.63)      (0.07)       0.28      0.09
   Net earnings (loss)
   per (1) common share      $0.00      $(2.77)     $  .20      $  .70     $ .74
   Weighted average common(1)
   shares outstanding         8,151      6,768       6,950       6,760     5,154
   Cash dividends declared
   per (2) common share        --         --        $  .12     $   .13   $   .16


                           At Sept. 26   At Nov. 1   At Oct. 31    At Dec. 31,
   Balance Sheet Data:        1997        1996         1995      1994     1993
   Working capital           $24,006    $21,322    $42,231    $32,886    $25,840
   Total assets               50,484     70,009     86,355     71,616     45,574
   Long-term obligations, net  4,418     24,338     29,199     16,698      5,578
   Total liabilities          11,527     40,846     38,745     25,143     10,618
    Stockholders' equity      38,957     29,163     47,610     46,473     34,956

   (1)Reflects the 5 for 4 stock split declared during January, 1994.
   (2)Dividends declared in 1995 consisted of a $0.03 per share dividend for the first three quarters. Dividends declared in 1994 consisted of a $0.04 per share dividend for the fourth quarter of 1993 and a $0.03 per share dividend for the first, second and third quarters of 1994.
   (3)See Note 10 to the  consolidated financial statements included  in
   Item 8. - "Financial Statements and Supplementary Data."
   (4) During 1995, the Company changed its financial reporting year end from December 31 to October 31. Consequently, the fiscal year ended October 31, 1995 is a transition period consisting of ten calendar months. During 1997, the Company changed its financial reporting year end from October 31 to September 30. Therefore, the fiscal year ended September 26, 1997 is a transition period consisting of eleven calendar months.

   12.  QUARTERLY INFORMATION (UNAUDITED):

        The following table sets forth certain information regarding the Company's results of operations for each full quarter within year ended September 26, 1997, and November 1, 1996. The fourth quarter of 1997 is not presented since it consisted of two calendar months.


                              1997                          1996

                    1st      2nd      3rd         1st      2nd       3rd     4th
                  Quarter  Quarter  Quarter     Quarter  Quarter   Quarter Quarter
   Statement of
   Earnings Data

   Net revenues   $14,580  $28,312   $23,224    $13,216   $25,521  $21,920  $19,864
   Gross profit     5,905   10,717     9,522      5,112     9,451    8,352    7,040
   Operating      (1,933)    3,238     2,875    (1,034)     1,827      981  (1,839)
   profit (loss)
   Interest           196      273       179        458       314      290      310
   expense
   Other income,        7       26        16         25         7        3        3
   net
   Net earnings
   (loss) from    (1,356)    1,974     1,976      (933)       967      444  (1,442)   continuing
   operations
   Net earnings
   (loss) from    (2,574)    --       --          (151)  (10,369)  (3,733)  (3,520)

   discontinued
   operations
   Net earnings   (3,930)    1,974     1,976    (1,084)   (9,402)  (3,289)  (4,962)
   (loss)
   Net earnings
   (loss) per     $(0.51)    $0.24     $0.24    $(0.16)   $(1.39)  $(0.49)  $(0.73)
   common share
   Weighted
   average          7,698    8,367     8,334      6,737     6,749    6,777    6,779
   shares outstanding

   Item 9.       Changes  in  and  Disagreements  with  Accountants   on
   Accounting and Financial Disclosure.

        Effective June 20, 1997, the Company appointed Ernst & Young LLP as its independent auditors for the fiscal year ending September 26, 1997, to replace the firm of Arthur Andersen LLP, who was dismissed as auditors of the Company effective June 20, 1997. The decision to change auditors was recommended by the Audit Committee of the Board of Directors and approved by the Company's Board of Directors.

        The reports of Arthur Andersen LLP on the Company's financial statements for the ten month period ended October 31, 1995 and the year ended November 1, 1996 (which financial statements are included in the Company's Annual Report on Form 10-K for the fiscal year ended September 26, 1997) did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

        During the ten month period ended October 31, 1995, the year ended November 1, 1996, and the subsequent interim period prior to June 20, 1997, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

        The Company had not consulted with Ernst & Young LLP during the ten month period ended October 31, 1995 and the fiscal year ended November 1, 1996, or subsequent interim periods prior to June 20, 1997, on either the application of accounting principles or the type of opinion Ernst & Young LLP might issue on the Company's financial statements.

                                 PART III

   Item 10.  Directors and Executive Officers of the Registrant.

          See the discussion under the captions "Election of Directors" and "Executive Compensation and Other Information" contained in the Proxy Statement for the Annual Meeting of Stockholders to be held
   January 13, 1998, which information is incorporated herein by reference, and Item 1. "Business - Executive Officers of the Company."

   Item 11.  Executive Compensation.

          See the discussion under the caption "Executive Compensation and Other Information" contained in the Proxy Statement for the Annual Meeting of Stockholders to be held January 13, 1998, which information, except the Performance Graph and the Report of the Compensation Committee and Stock Option Committee on Executive Compensation, is incorporated herein by reference.

   Item 12.    Security  Ownership  of  Certain  Beneficial  Owners  and
   Management.

          See the discussion under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement for the Annual Meeting of Stockholders to be held January 13, 1998, which information is incorporated herein by reference.

   Item 13.  Certain Relationships and Related Transactions.

          See the discussion under the caption "Certain Relationships and Related Transactions" contained in the Proxy Statement for the Annual Meeting of Stockholders to be held on January 13, 1998, which information is incorporated herein by reference.

   PART IV

   Item 14.   Exhibits, Financial  Statement Schedules,  and Reports  on
              Form 8-K.

   (a)(1)   Financial Statements.  See Item 8.

   (a)(2)   Supplemental Schedule  Supporting Financial Statements.  See
            Item 8.

   (a)(3)   Management  Contract or Compensatory  Plan. See Index.
            Each of the following Exhibits described on the Index to Exhibits is a management contract or compensatory plan:
            Exhibits 10.1, 10.1.1,  10.2, 10.3, 10.4,  10.5,
            10.6, 10.7, 10.8, 10.10, 10.11 and 10.30.

   (b)    Reports on Form 8-K.  None.

   (c)    Exhibits.  See Index to Exhibits on pages ___ through ____.

   (d)  Financial Statement Schedules

                                SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   Dated: November 26, 1997

                                   SPORT SUPPLY GROUP, INC.
                                   By:  /s/ Geoffrey P. Jurick
                                        Geoffrey P. Jurick
                                        Chairman of the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on November 17, 1997 by the following persons on behalf of the registrant and in the capacities indicated.

                   Signature
                   Title

      /s/          Geoffrey P. Jurick      Chairman of the Board
                   Geoffrey P. Jurick      and Chief Executive Officer

      /s/          Peter S. Blumenfeld     Director
                   Peter S. Blumenfeld


      /s/          John P. Walker          Executive Vice President, Chief
                   John P. Walker          Financial Officer and Director

                   Eugene I. Davis         Director

      /s/          Johnson C. S. Ko        Director
                   Johnson C.S. Ko

      /s/          Peter G. Bunger         Director
                   Peter G. Bunger

     /s/           Thomas P. Treichler     Director
                   Thomas P. Treichler

                            INDEX TO EXHIBITS


       Exhibit
        Number        Description of Exhibits

         2.1       Securities  Purchase   Agreement  dated
                   November 27,  1996 by  and  between the
                   Company   and   Emerson   Radio   Corp.
                   ("Emerson") (incorporated  by reference
                   from Exhibit 2 to  the Company's Report
                   on  Form  8-K  filed  on  December  12,
                   1996).
         2.2       Asset Acquisition Agreement dated as of
                   March  28,  1997  by  and  between  the
                   Company  and  Nitro  Leisure  Products,
                   Inc.  (incorporated  by reference  from
                   Exhibit 2.1 to the  Company's Report on
                   Form 8-K dated April 11, 1997).

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

         3.2       Amended  and  Restated  Bylaws  of  the
                   Company (incorporated by reference from
                   Exhibit 3.2 to the  Company's Report on
                   Form  10-K for  the  Fiscal Year  ended
                   November 1, 1996.)

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

         4.3       Warrant Agreement  entered into between
                   the Company and Emerson relating to the
                   purchase of  up to 1,000,000  shares of
                   the  Company's common  stock  for $7.50
                   per  share, which  expires  on December
                   10,  2001  (incorporated  by  reference
                   from  Exhibit  4(a)  to  the  Company's
                   Report on  Form 8-K dated  December 12,
                   1996.)

        10.1       Employment  Agreement  entered into  by
                   and between  the Company  and  Peter S.
                   Blumenfeld  (incorporated by  reference
                   from  Exhibit  10.1  to  the  Company's
                   Registration  Statement   on  Form  S-1
                   (Registration No. 33-39218)).
       10.1.1      Amendment  No.  1   to  Employment  and
                   Severance Agreement by  and between the
                   Company   and   Peter   S.   Blumenfeld
                   (incorporated by reference from Exhibit
                   10.3 to  the Company's  Report  on Form
                   10-Q for  the quarter  ended  August 1,
                   1997).



       Exhibit
        Number        Description of Exhibits



        10.2       Employment  Agreement  entered into  by
                   and between the Company and Terrence M.
                   Babilla (incorporated by reference from
                   Exhibit 10.5 to the Company's Report on
                   Form  10-K for  the  fiscal year  ended
                   October 31, 1995).

        10.3       Employment Agreement by and between the
                   Company        and       John P. Walker
                   (incorporated by reference from Exhibit
                   10.4 to  the Company's  Report  on Form
                   10-Q for  the quarter  ended  August 1,
                   1997).

        *10.4      Employment Agreement by and between the
                   Company and Geoffrey P. Jurick

        10.5       Non-Qualified Stock Option Agreement by
                   and between the Company and Geoffrey P.
                   Jurick (incorporated  by reference from
                   Exhibit 10.5 to the Company's Report on
                   Form 10-Q for the  quarter ended August
                   1,1997).

        10.6       Non-Qualified Stock Option Agreement by
                   and  between the  Company  and John  P.
                   Walker (incorporated  by reference from
                   Exhibit 10.6 to the Company's Report on
                   Form 10-Q for the  quarter ended August
                   1, 1997).

        10.7       Consulting  and   Separation  Agreement
                   dated as  of September 16,  1994 by and
                   between  the   Company  and   Jerry  L.
                   Gunderson.

        10.8       Form  of  Severance  Agreement  entered
                   into between  the Company  and  each of
                   Messrs.   Peter   S.   Blumenfeld   and
                   Terrence M.  Babilla  (incorporated  by
                   reference  from  Exhibit  10.5  to  the
                   Company's  Registration   Statement  on
                   Form S-1 (Registration No. 33-39218)).
        10.9       Form   of   Indemnification   Agreement
                   entered  into between  the  Company and
                   each of  the directors  of  the Company
                   and  the   Company's   General  Counsel
                   (incorporated by reference from Exhibit
                   10.3  to   the  Company's  Registration
                   Statement on Form S-1 (Registration No.
                   33-39218)).

        10.10      Sport Supply Group, Inc. Employee Stock
                   Purchase    Plan    (incorporated    by
                   reference  from  Exhibit   4.1  to  the
                   Company's  Registration   Statement  on
                   Form S-8 (Registration No. 33-27191)).

        10.11      Sport  Supply Group,  Inc.  Amended and
                   Restated     Stock      Option     Plan
                   (incorporated by reference from Exhibit
                   4.1  to   the   Company's  Registration
                   Statement on Form S-8 (Registration No.
                   33-27193)).

        10.12      Registration  Rights  Agreement by  and
                   among the Company,  Emerson and Emerson
                   Radio (Hong Kong) Limited (incorporated
                   by reference  from Exhibit 4(b)  to the
                   Company's Report  on Form 8-K  filed on
                   December 12, 1996)

       Exhibit
        Number        Description of Exhibits

        10.13      Assignment of  Agreement  and Inventory
                   Purchase  Agreement   to  Affiliate  by
                   Aurora (incorporated  by reference from
                   Exhibit   10.10    to   the   Company's
                   Registration  Statement   on  Form  S-1
                   (Registration No. 33-39218)).

        10.14      Form of Tax Indemnity  Agreement by and
                   between   the    Company   and   Aurora
                   (incorporated by reference from Exhibit
                   10.16  to  the  Company's  Registration
                   Statement on Form S-1 (Registration No.
                   33-39218)).

        10.15      Master Agreement, dated  as of February
                   19,  1992,   by  and   between  MacMark
                   Corporation, MacGregor Sports Products,
                   Inc.   and   Aurora  (incorporated   by
                   reference  from  Exhibit 10.21  to  the
                   Company's Report  on Form 10-K  for the
                   year ended 1991).
        10.16      Perpetual License  Agreement,  dated as
                   of February  19, 1992,  by  and between
                   MacMark Corporation, Equilink Licensing
                   Corporation,  and Aurora  (incorporated
                   by reference from Exhibit  10.22 to the
                   Company's Report  on Form 10-K  for the
                   year ended 1991).

        10.17      Perpetual License  Agreement,  dated as
                   of February  19, 1992,  by  and between
                   MacGregor  Sports  Products,  Inc.  and
                   Aurora (incorporated  by reference from
                   Exhibit 10.23  to the  Company's Report
                   on Form 10-K for the year ended 1991).

        10.18      Trademark Maintenance  Agreement, dated
                   as of February 19, 1992, by and between
                   MacMark Corporation, Equilink Licensing
                   Corporation,  and Aurora  (incorporated
                   by reference from Exhibit  10.24 to the
                   Company's Report  on Form 10-K  for the
                   year ended 1991).

        10.19      Trademark Maintenance  Agreement, dated
                   as of February 19, 1992, by and between
                   MacGregor  Sports  Products,  Inc.  and
                   Aurora (incorporated  by reference from
                   Exhibit 10.25  to the  Company's Report
                   on Form 10-K for the year ended 1991).

        10.20      Trademark Security  Agreement, dated as
                   of February  19, 1992,  by  and between
                   MacGregor  Sports  Products,  Inc.  and
                   Aurora (incorporated  by reference from
                   Exhibit 10.26  to the  Company's Report
                   on Form 10-K for the year ended 1991).

        10.21      Amendment  No. 1  to Perpetual  License
                   Agreement  and   Trademark  Maintenance
                   Agreement dated as of November 1, 1992,
                   by  and  between  MacMark  Corporation,
                   Equilink Licensing  Corporation and the
                   Company (incorporated by reference from
                   Exhibit 10.24  to the  Company's Report
                   on Form 10-K for the year ended 1992).

       Exhibit
        Number        Description of Exhibits

        10.22      Amendment  No. 1  to Perpetual  License
                   Agreement  and   Trademark  Maintenance
                   Agreement dated as of November 1, 1992,
                   by   and   between   MacGregor   Sports
                   Products,   Inc.    and   the   Company
                   (incorporated by reference from Exhibit
                   10.25 to  the Company's Report  on Form
                   10-K for the year ended 1992).

        10.23      Assignment  and  Assumption  Agreement,
                   dated to  be effective  as  of February
                   28, 1992, by and between Aurora and the
                   Company (incorporated by reference from
                   Exhibit 10.27  to the  Company's Report
                   on Form 10-K for the year ended 1991).

        10.24      Second  Amended and  Restated  Loan and
                   Security Agreement  between the Company
                   and LaSalle Business Credit, Inc. dated
                   as of  September 9,  1997 (incorporated
                   by reference  from Exhibit 10.1  to the
                   Company's Report  on Form 10-Q  for the
                   quarter ended August 1, 1997).

        10.25      Lease,  dated  July 28,  1989,  by  and
                   between Merit Investment Partners, L.P.
                   and   the   Company  (incorporated   by
                   reference  from  Exhibit 10.14  to  the
                   Company's  Registration   Statement  on
                   Form S-1 (Registration No. 33-39218)).

        10.26      Industrial Lease Agreement, dated April
                   25, 1994,  by and  between  the Company
                   and     Centre      Development     Co.
                   (incorporated by reference from Exhibit
                   10.1 to  the Company's  Report  on Form
                   10-Q  for the  quarter  ended June  30,
                   1994).

       10.26.1     Amendment    to     Industrial    Lease
                   Agreement, dated  July 8, 1994,  by and
                   between   the    Company   and   Centre
                   Development   Co.    (incorporated   by
                   reference from  Exhibit 10.19.1  to the
                   Company's Report  on Form 10-K  for the
                   fiscal year ended December 31, 1994).

        10.27      Lease, dated  December 2, 1991,  by and
                   between  Injans   Investments  and  the
                   Company (incorporated by reference from
                   Exhibit 10.20  to the  Company's Report
                   on  Form   10-K  for  the   year  ended
                   December 31, 1991).

       10.27.1     First Amendment  to Standard Industrial
                   Lease dated  September 12, 1996  by and
                   between  Injans   Investments  and  the
                   Company (incorporated by reference from
                   Exhibit 10.23.1 to the Company's Report
                   on  Form   10-K  for  the   year  ended
                   November 1, 1996).

        10.28      Office Building  Lease,  dated November
                   20, 1992,  by and  between  the Company
                   and Benson  Associates (incorporated by
                   reference  from  Exhibit 10.30  to  the
                   Company's Report  on Form 10-K  for the
                   year ended 1992).

       Exhibit
        Number        Description of Exhibits

       10.28.1     First  Amendment   to  Office  Building
                   Lease, by  and between the  Company and
                   Benson Associates dated  April 25, 1994
                   (incorporated by reference from Exhibit
                   10.2 to  the Company's  Report  on Form
                   10-Q  for the  quarter  ended June  30,
                   1994)

        10.29      License   Agreement,    dated   as   of
                   September  23,  1991,  by  and  between
                   Proacq    Corp.    and   the    Company
                   (incorporated by reference from Exhibit
                   10.17 to  the Company's Report  on Form
                   10-K for the year ended 1991).

        10.30      Sport Supply  Group  Employees' Savings
                   Plan dated June 1,  1993  (incorporated
                   by reference from Exhibit  10.27 to the
                   Company's Report  on Form 10-K  for the
                   year ended 1993).

        10.31      Management  Services   Agreement  dated
                   July  1, 1997  to  be  effective as  of
                   March  7,  1997  by   and  between  the
                   Company  and  Emerson (incorporated  by
                   reference  from  Exhibit  10.2  to  the
                   Company's Report  on Form 10-Q  for the
                   quarter ended August 1, 1997).

      *10.31.1     Letter Agreement dated October 18, 1997
                   amending   the    Management   Services
                   Agreement.

        * 11       Earnings   Per    Common   and   Common
                   Equivalent Share

         16        Letter from Arthur Andersen  LLP to the
                   Securities   and  Exchange   Commission
                   dated June 24, 1997 regarding change in
                   certifying accountants (incorporated by
                   reference  from  Exhibit  16.1  to  the
                   Company's Report on Form 8-K dated June
                   26, 1997).

       * 23.1      Consent  of Independent Auditors.

        *27.1      Financial Data Schedule

         99        Pledge  and  Security Agreement,  dated
                   December 10,  1996 by Emerson  in favor
                   of   Congress   Financial   Corporation
                   (incorporated by reference from Exhibit
                   99 to the Company's  Report on Form 8-K
                   filed on December 12, 1996.

   *    Filed Herewith.