Form 10-Q
period 1998-01-02
SPORT SUPPLY GROUP INC
filed 1998-02-17
CIK 872855

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q
   (Mark One)

        [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended January 2, 1998.
                                  OR
        []   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from            to          .

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
   such filing requirements for the past 90 days.  Yes  [x]      No [ ]

        Indicated below is the number of shares outstanding of each class of the registrant's common stock as of February 5, 1998.

   Title of Each Class of Common Stock                 Number Outstanding
   Common Stock, $0.01 par value                        8,088,759 shares

                        PART I. FINANCIAL INFORMATION

   Item 1.   Financial Statements


                 Index to Consolidated Financial Statements


                                                                Page

   Consolidated Balance Sheets                                    3

   Consolidated Statements of Operations                          4

   Consolidated Statements of Cash Flows                          5

   Notes to Consolidated Financial Statements                     7

           SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
                 CONSOLIDATED BALANCE SHEETS
         AS OF JANUARY 2, 1998 AND SEPTEMBER 26, 1997
                                         January 2,      September 26,
                                            1998             1997
   CURRENT ASSETS:
      Cash                                  $  376,659     $ 602,779
      Accounts receivable --
         Trade, less allowance for
         doubtful accounts of $1,265,000
         in 1998 and $797,000 in 1997        7,223,209    13,452,286
         Other                                 137,217       467,661
      Income taxes receivable                1,653,875      1,653,875
      Inventories, net                      17,560,151    12,284,425
      Other current assets                     876,453       583,414
      Deferred tax assets                    2,069,678     2,069,678
          Total current assets              29,897,242    31,114,118

   DEFERRED CATALOG EXPENSES                 1,562,388     1,150,514

   PROPERTY, PLANT AND EQUIPMENT :
      Land                                       8,663         8,663
      Buildings                              1,595,228     1,595,228
      Machinery and equipment                5,989,572     5,661,315
      Furniture and fixtures                 2,413,875     2,427,527
      Leasehold improvements                 2,277,373     2,277,372

                                            12,284,711    11,970,105
      Less -- Accumulated depreciation
      and amortization                      (6,892,358)   (6,638,319)

                                             5,392,353     5,331,786

   DEFERRED TAX ASSETS                       6,176,021     5,838,895

   COST IN EXCESS OF TANGIBLE NET ASSETS
   ACQUIRED,less accumulated amortization
      of $1,156,000 in 1998 and $1,130,000
      in 1997                                3,258,272     2,959,114

   TRADEMARKS, less accumulated
      amortization of $987,000 in 1998
      and $935,000 in 1997                   3,312,092     3,364,046

   OTHER ASSETS, less accumulated
      amortization of $1,067,000
      in 1998 and $1,119,000 in 1997           868,103       725,624


                                           $50,466,471   $50,484,097

CURRENT LIABILITIES :
      Accounts payable                       4,499,983     4,956,830
      Accrued property taxes                   310,191       294,882
      Other accrued liabilities                665,881     1,292,247
      Notes payable and capital lease
         obligations, current portion          588,969       564,638

                                             6,065,024     7,108,597

   DEFERRED GAIN                                19,079        22,091
   NOTES PAYABLE AND CAPITAL LEASE
   OBLIGATIONS, net of current portion       5,898,268     4,396,090

   COMMITMENTS AND CONTINGENCIES

   STOCKHOLDERS' EQUITY :
      Preferred stock, par value $0.01,
         100,000 shares authorized, no
         shares outstanding in 1998 or 1997     -              -
      Common stock, par value $0.01,
         20,000,000 shares authorized,
         9,163,124 and 9,158,749 shares
         issued in 1998 and 1997,
         8,088,759 and 8,084,384 shares
         outstanding in 1998 and 1997           91,632        91,588
      Paid-in capital                       58,604,257    58,574,218
      Retained deficit                     (10,212,659)   (9,709,357)
      Treasury stock, at cost, 1,074,365
         shares in 1998 and 1997            (9,999,130)   (9,999,130)

                                            38,484,100    38,957,319

                                          $ 50,466,471  $ 50,484,097

   The accompanying notes are an integral part of these financial statements.

             SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS
                            UNAUDITED
                                      For the Three Months Ended
                                      January 2,    December 27,
                                        1998           1996
   Net revenues                      $ 14,411,846    $ 14,037,795

   Cost of sales                        8,784,692       9,384,260

      Gross Profit                      5,627,154       4,653,535

   Selling, general and
      administrative expenses           6,550,641       7,212,631

      Loss before interest, other
         income and taxes                (923,487)     (2,559,096)

   Interest expense                      (118,619)       (271,124)

   Other income, net                      279,523            (935)

      Loss from continuing operations
         before benefit from
         income taxes                    (762,583)     (2,831,155)

   Benefit from income taxes              259,281         977,044

      Loss from continuing operations    (503,302)     (1,854,111)

   Discontinued operations:

      Loss from operations, net            -             (160,000)
      Loss on disposal, net                -           (3,360,000)

      Loss from discontinued operations    -           (3,520,000)


   Net loss                             $(503,302)    $(5,374,111)

   Basic and diluted loss per
      common share:

      Continuing operations                 (0.06)          (0.24)
      Discontinued operations                0.00           (0.46)

      Net loss                            $ (0.06)     $    (0.70)

   Weighted average number of
      common shares outstanding -
      Basic and Diluted                 8,084,617       7,679,120


   The accompanying notes are an integral part of these financial statements.

                 SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                UNAUDITED
                                                For The Three Months Ended
                                                January 2,   December 27,
                                                  1998          1996
   CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                                  $(503,302)   $(5,374,111)
      Adjustments to reconcile net loss
         to net cash used in operating
            activities --
         Loss on disposal of discontinued
            operations                            -            3,520,000
         Depreciation and amortization            353,178        406,653
         Provision for allowances for
            accounts receivable                    65,751         82,506
      Changes in assets and liabilities --
         Decrease in receivables                7,224,358      7,566,096
         Increase in inventories               (4,498,553)      (808,875)
         Increase in deferred catalogs
            and other current assets             (704,913)    (1,192,790)
         Decrease in payables                    (456,847)    (1,740,773)
         Increase (decrease) in
            accrued liabilities                  (911,057)       315,340
         Increase in other assets                (119,031)    (4,524,714)
      Other                                        (3,012)        (3,013)
      Discontinued operations - noncash
         charges and working capital changes          -        1,176,298

      Net cash provided by (used in)
         operations activities                    446,572       (577,383)

   CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisitions of property, plant &
         and equipment                           (140,534)         -
      Payments for acquisitions, net of
         cash acquired                         (1,500,682)         -
      Proceeds from sale of investments           -               10,000

      Net cash provided by (used in)
         investing activities                  (1,641,216)        10,000

   CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuances of
         notes payable                          1,197,139        858,178
      Payments of notes payable and
         capital lease obligations               (258,698)   (12,164,441)
      Proceeds from common stock issuances         30,083     12,000,000

      Net cash provided by financing
         activities                               968,524        693,737

   Net change in cash                            (226,120)       126,354

   Cash, beginning of period                      602,779        577,888

   Cash, end of period                         $  376,659    $   704,242

   The accompanying notes are an integral part of these financial statements.

                 SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                UNAUDITED

   SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
                                                For The Three Months Ended
                                                January 2,    December 27,
                                                  1998           1996
   Cash paid during the period for interest    $   19,285    $   670,220

   Cash paid during the period for
   income taxes                                       856          -







   The accompanying notes are an integral part of these financial statements

                   SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Basis of Presentation

   These consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of Sport Supply Group, Inc.'s (the "Company" or "SSG") consolidated financial position as of January 2, 1998 and the results of its operations for the three month periods ended January 2, 1998 and December 27, 1996. In January 1997, the Company changed its financial reporting year end from October 31 to September 30. The Company is operating on a 52/53 week year ending on the Friday closest to September 30. Consequently, results of operations presented for the three month period ended December 27, 1996 represent a different period than historically reported by the Company.

   The consolidated financial statements include the accounts of SSG and its wholly-owned subsidiary, Athletic Training Equipment Company, Inc. ("ATEC"), previously named Sport Supply Group International Holdings, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financials also include estimates and assumptions made by management that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses, provisions for and the disclosure of contingent assets and liabilities. Actual results could materially differ from those estimates.

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

   Note 1 - Inventories

   Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for items manufactured by the Company and weighted-average cost for items purchased for resale. As of January 2, 1998 and September 26, 1997, inventories consisted of the following:

                                       January 2,      September 26,
                                         1998              1997
     Raw materials                     $ 3,042,096     $2,410,009
     Work-in-progress                      269,548        113,170
     Finished and purchased goods       15,096,999     10,471,262

                                        18,408,643     12,994,441
     Less inventory reserve for
     obsolete or slow moving items        (848,492)      (710,016)

                                       $17,560,151    $12,284,425

   Note 2 - Stockholders' Equity

   The Company maintains a stock option plan that provides up to 2,000,000 shares of common stock for awards of incentive and non-qualified stock options to directors and employees of the Company. Under the stock option plan, the exercise price of options will not be less than the fair market value of the common stock at the date of grant or not less than 110% of fair market value for incentive stock options granted to certain employees, as more fully described in the Amended and Restated Stock Option Plan. Options expire 10 years from the grant date, or 5 years from the grant date for incentive stock options granted to certain employees, or such earlier date as determined by the Board of Directors of the Company (or a Stock Option Committee comprised of members of the Board of Directors).

   Transactions under the plan for the three months ended January 2, 1998 and December 27, 1996 are summarized as follows:

                                       Three Months Ended
                                     January 2,      December 27,
                                       1998             1996
      Options outstanding -
         beginning of period          1,040,573         708,723
      Options granted                   182,300           6,250
      Options exercised                  (4,375)            --
      Options forfeited                   --            (23,250)
      Options outstanding -
         end of period                1,218,498         691,723

      Weighted average prices            $7.30           $6.89
                                     Stock Options         Stock Options
                                      Outstanding          Exercisable
                                  Wtd. Avg.   Wtd. Avg.            Wtd. Avg.
   Range of Exercise              Remaining   Exercise             Exercise
        Prices         Shares      Life        Price        Shares   Price
   $4.80 - $7.50       1,218,498   7.5 yrs.   $7.30        508,498   $7.12

   As  of  January  2,  1998  there  were  186,200  non-qualified  options
   outstanding that  were issued  outside the  plan.   Such  options  have
   exercise prices ranging from $6.88 to $15.00 per share.

   Note 3 - Notes Payable and Capital Lease Obligations

   As of January 2, 1998 and September 26, 1997, notes payable and capital lease obligations consisted of the following:

                                               January 2,       September 26,
                                                 1998               1997
   Note payable under revolving line
      of credit, interest at prime plus
      1/2% (9.25% at January 2, 1998)
      or LIBOR plus 2-1/4% (8.50% at
      January 2, 1998), due October 31,
      2000 collateralized by substantially
      all assets                               $ 4,198,992     $ 3,000,000

   Term loan, interest at LIBOR plus
     2-1/4% (8.50% at January 2, 1998),
     payable in quarterly installments
     plus accrued interest of $125,000
     through October 31, 2000,
     collateralized by substantially
     all assets                                  1,375,000       1,625,000

   Promissory note, noninterest
      bearing, due June 30, 1999                   525,000          --

   Capital lease obligation,
     interest at 9.0%, payable
     in annual installments of
     principal and interest totaling
     $55,000 through August 2005                   290,599         290,599

   Other                                            97,646          45,129

      Total                                      6,487,239       4,960,728
      Less - current portion                      (588,969)       (564,638)
      Long-term debt and capital
         lease obligations, net                $ 5,898,268      $4,396,090

   The Company has a senior secured credit facility to finance its working capital requirements. The Company's ability to borrow funds under its revolving credit facility is based upon certain percentages of eligible trade accounts receivable and eligible inventories. On September 9, 1997, the Company entered into a Second Amended and Restated Loan and Security Agreement ("Agreement"), which includes a senior credit facility of $25,000,000 with a maturity date of October 31, 2000. This Agreement provides for a revolving line of credit, a letter of credit facility, a term loan, and additional loans to be made to SSG for the cost of certain capital expenditures (up to a maximum of $4,000,000) and reduced interest rates and fees. The Agreement also contains financial and net worth covenants in addition to limits on capital expenditures. As of January 2, 1998, the Company was in compliance with the covenants in the senior credit facility.

   Amounts outstanding under the senior credit facility are collateralized by substantially all assets of the Company. As of January 2, 1998, the Company had the option of electing the revolving credit facility and the term loan to bear interest at the prevailing LIBOR rate plus 2-1/4% (8.50% at January 2, 1998) or the lender's prime rate plus 1/2% (9.25% at January 2, 1998). Historically, the Company has elected the lower of the interest rates available under the facility.

   As of January 2, 1998, the Company had borrowings of approximately $4,199,000 outstanding under the revolving credit facility, approximately $1,746,000 of letters of credit outstanding for foreign purchases of inventory, and availability of approximately $9,524,000. In addition, as of January 2, 1998, SSG had borrowings of $1,375,000 under the term loan which is payable in quarterly installments of principal and accrued interest of $125,000 through October 31, 2000.

   Note 4 - Net Earnings (Loss) Per Common Share

   In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share". Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement No. 128 requirements.

   The following table sets forth the computation of basic and diluted earnings per share:

                                          For the Three Months Ended
                                         January 2, 1998    December 27, 1996
      Numerator:
      Net loss from continuing
      operations                            ($503,302)      ($1,854,111)

      Numerator for basic and
      diluted earnings per
      share - loss available to
      common stockholders                   ($503,302)      ($1,854,111)


      Denominator:
      Denominator for basic diluted
      earnings per share - weighted
      average shares                        8,084,617         7,679,120

      Basic and diluted
      earnings per share                     ($0.06)          ($0.24)


   Note 5 - Acquisitions

   During December 1997, the Company acquired certain assets of Athletic Training Equipment Company, Inc. ("ATEC"), a manufacturer of pitching machines for cash, a noninterest bearing promissory note and the assumption of certain liabilities.

   Note 6 - Recently Issued Accounting Pronouncements

   In 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income," which is required to be adopted in fiscal year 1999. At that time, the Company will be required to disclose total comprehensive income and comprehensive income per share. Comprehensive income is defined as all changes in stockholders' equity exclusive of transactions with owners such as capital investments and dividends.


   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Liquidity and Capital Resources

   The Company's working capital decreased approximately $173,000 during the three months ended January 2, 1998, from $24.0 million at September
   26, 1997 to $23.8 million  at January 2, 1998.   The small decrease in
   working capital is primarily a result of: (i) a $5.3 million increase in inventory associated with the seasonality of the Company's business as well as the inventory acquired from the acquisition of Athletic Training Equipment Company, Inc. ("ATEC") in December, 1997; and (ii) a $0.6 million decrease in accrued liabilities. This increase in working capital was offset by a $6.2 million decrease in trade receivables due to lower revenues generated in the first fiscal quarter of 1998 as compared to the fourth fiscal quarter of 1997. The lower revenues are a result of the seasonality of the Company's business.

   As of January 2, 1998, the Company had total borrowings under its senior credit facility of approximately $5.6 million including a term loan of $1.4 million which is payable in quarterly installments of principal and accrued interest of $125,000 through October 31, 2000, outstanding letters of credit for foreign purchases of inventory of approximately $1.7 million, and availability of approximately $9.5 million. The net increase of $949,000 in borrowings under the senior credit facility compared to September 26, 1997 partially reflects the cash payment for the ATEC acquisition in December, 1997.

   On September 9, 1997, the Company entered into a Second Amended and Restated Loan and Security Agreement ("Agreement") which includes a senior credit facility of $25,000,000 with a maturity date of October 31, 2000. This Agreement provides for a revolving line of credit, a letter of credit facility, a term loan, additional loans to be made to SSG for the cost of certain capital expenditures (up to a maximum of $4,000,000) and reduced interest rates. The Agreement also contains financial and net worth covenants in addition to limits on capital expenditures.

   The Company believes it will satisfy its short-term and long-term liquidity needs from borrowings under its senior credit facility and cash flows from operations. As a result of reduced interest rates included in the new credit agreement, interest expense is expected to be less in future operating periods as compared to fiscal year 1997.

   On May 28, 1997, the Company approved the repurchase of up to 1,000,000 shares of its issued and outstanding common stock in the open market and/or privately negotiated transactions. Such purchases are subject to price and availability of shares, working capital availability and
   any alternative  capital  spending programs  of  the Company.   As  of
   January 2, 1998, the Company repurchased approximately 287,300 of its issued and outstanding common stock in the open market. Except as described below, the Company does not currently have any material commitments for capital expenditures.

   Impact of Year 2000

   The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Some of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year
   2000.   This  could result  in  a failure  or  miscalculations causing disruptions of operations, including a temporary inability to process transactions or engage in normal business activities. The Company has determined that it will be necessary to replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company believes that with successful conversions to new software which are Year 2000 compatible, the Year 2000 Issue will pose no significant operational problems for its computer systems. However, if such conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. The Company will utilize internal and external resources to convert to, test and implement the new software. The Company anticipates completing the Year 2000 project during the calendar year 1999. The Company is currently in the process of receiving competitive bids from vendors and has not determined the total cost of the Year 2000 Project, which cost will be funded through operating cash flows and borrowings under the Company's senior credit facility. The majority of the costs associated with the Year 2000 Project will be capitalized and amortized beginning in fiscal year 2000.

   Results of Operations

   Net Revenues. Net revenues increased approximately $374,000 (2.7%) for the three month period ended January 2, 1998 as compared to the same period ended December 27, 1996. This increase in net revenues reflects increases in revenues associated primarily with the Company's Youth and U.S.  Games divisions  as well  as  the Company's  new subsidiary,
   ATEC, which was  acquired on December 1, 1997.   These increases were
   partially offset by  a decrease  in Government  sales.   If Government
   spending  continues  to  be  reduced,  the  Company  may  continue  to
   experience a  decrease in  Government sales  in  future periods.   Net
   revenues were also adversely impacted because the Company mailed significantly less catalogs to its customers after consolidating the BSN, GSC, and Passons' catalogs into one catalog. The benefits from reducing catalog and postage  expenses are reflected in the "Selling,
   General and  Administrative  Expenses."    The  Company is constantly
   reviewing its methods to maximize revenue growth and minimize expenses. The Company expects to experience an increase in sales related to sporting goods dealers and retailers as a result of the ATEC acquisition.

   Gross Profit. Gross profit increased approximately $974,000 (20.9%) for the three month period ended January 2, 1998 as compared to the same period ended December 27, 1996. As a percentage of net revenues, gross profit increased from 33.2% to 39.1% for the three month period ended January 2, 1998 as compared to the same period ended December 27, 1996. The dollar increase in gross profit as well as the increase in gross profit as a percentage of net revenues were attributable to a prior year provision recorded for obsolete inventory of $950,000.

   Selling, General and Administrative Expenses. Operating expenses decreased approximately $662,000 (9.2%) for the three month period ended January 2, 1998 as compared to the same period ended December 27, 1996. As a percentage of net revenues, operating expenses decreased from 51.4% to 45.5% for the three month period ended January 2, 1998 as compared to the same period ended December 27, 1996. The dollar decrease in operating expenses for the three month period ended January 2, 1998 was primarily a result of the following:

   (i) A decrease in catalog expenses associated with the Company's consolidation of the BSN, GSC, and Passons' catalogs.

   (ii) A decrease in professional fees and expenses primarily relating to investment banking, financial and legal services provided to the Company during the period ended December 27, 1996 in connection with the Company's efforts to raise additional debt and equity financing.

   (iii)  A decrease in management information system expenses.


   Operating Profit (Loss). Operating profit for the three month period ended January 2, 1998 increased approximately $1.6 million (63.9%), which reflects the impact of the (i) increase in both gross profit dollars as well as gross profit percentages related to increased sales, and (ii) the decrease in operating expenses as discussed above.

   Interest Expense. Interest expense decreased approximately $153,000 (56.3%) for the three month period ended January 2, 1998 as compared to the same period ended December 27, 1996. The decrease in interest expense resulted from lower borrowing levels as well as reduced interest rates. See Item 2 "Liquidity and Capital Resources".

   Other Income, Net. Other income increased approximately $280,000 for the three month period ended January 2, 1998 as compared to the same period ended December 27, 1996. The increase in other income resulted from one year promotional agreements entered into between the Company and certain corporate sponsors of a market segment. In addition, other income includes services provided to Emerson Radio Corp. ("Emerson") such as human resources, advertising, warehousing/distribution, and banking functions as provided in a Management Services Agreement between the Company and Emerson effective May 1997.

   Provision (Benefit) for Income Taxes. The benefit for income taxes decreased approximately $718,000 for the three month period ended
   January 2, 1998 as compared to the same period ended December 27, 1996. The Company's effective tax rate decreased from 34.5% to 34.0% for the three month period ended January 2, 1998 as compared to the same period ended December 27, 1996.

   Net Earnings  (Loss) from  Continuing Operations.   Net  loss from
   continuing operations decreased  approximately $1.4  million  for  the three month period ended January 2, 1998, as compared to the same period ended December 27, 1996. Net loss per share from continuing operations decreased from a loss of ($0.24) to ($0.06) for the three month period ended January 2, 1998 as compared to the same period ended December 27, 1996. The three month period ended January 2, 1998 includes an increase of approximately 5.0% in weighted average shares outstanding.

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

   The Company ships approximately 80% of its products using United Parcel Service ("UPS"). As experienced in 1997, a strike by any of the Company's major carriers could adversely affect the Company's results of operations due to not being able to deliver its products in a timely manner and using other more expensive freight carriers. Although the Company has analyzed the cost benefit effect of using other carriers, the Company continues to utilize UPS for the majority of its small package shipments.

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

   The Company derives a significant portion of its revenues from sales of products purchased directly from foreign suppliers located primarily in the Far East. In addition, the Company believes many of the products it purchases from domestic suppliers are produced by foreign manufacturers. The Company is subject to risks of doing business abroad, including delays in shipments, adverse fluctuations in currency exchange rates, increases in import duties, decreases in quotas, changes in custom regulations and political and/or economic turmoil. The occurrence of any one or more of the foregoing could adversely affect the Company's operations.

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk

        Not Applicable


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

   Item 3.   Defaults Upon Senior Securities

        (a)  Not applicable.

        (b)  Not applicable.

   Item 4.   Submission of Matters to a Vote of Security Holders

   The Company's Annual Meeting of Stockholders was held on January 13, 1998. The only item submitted to the stockholders was a proposal to elect (6) persons to serve as Directors of the Company. The results /of the vote on this proposal are as follows:

                           ELECTION OF DIRECTORS

             Directors              Votes For        Votes
                                                    Withheld

        (1)  Geoffrey P. Jurick     7,873,757        41,716

        (3)  Peter S. Blumenfeld    7,880,603        34,870

        (4)  John P. Walker         7,880,844        34,629

        (5)  Peter G. Bunger        7,881,219        34,254

        (6)  Johnson C. S. Ko       7,881,219        34,254

        (7)  Thomas P. Treichler    7,881,219        34,254


   Item 5.   Other Information

        Not applicable

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

   (a)(6)    Exhibit 4.3 --     Warrant Agreement entered into between the
                                Company and Emerson relating to the purchase of up to 1,000,000 shares of the Company's common stock for $7.50 per share,which expires on December 10, 2001 (incorporated by reference from Exhibit 4(a) to the Company's
                                Report on Form 8-K filed on December 12, 1996.

   *(a)(16)  Exhibit 27    --   Financial Data Schedule


   (b)  No Reports on Form 8-K were filed during the quarter ended
        January 2, 1998.
   ----------------------------------
   *  Filed Herewith

                              SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 SPORT SUPPLY GROUP, INC.


   February 16, 1998                       By: /s/ John P. Walker
                                      John P. Walker
                                      Executive Vice President and
                                      Chief Financial Officer


                              INDEX TO EXHIBITS


   ITEM


   Exhibit 27    --     Financial Data Schedule