Form 10-Q
period 1998-04-03
SPORT SUPPLY GROUP INC
filed 1998-05-18
CIK 872855

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)[x]
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended April 3, 1998.
                            OR
k One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)[x]
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended April 3, 1998.
                            OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)[ ]
     OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from            to          .

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

     Indicated below is the number of shares outstanding of each class of the registrant's common stock as of May 11, 1998.

Title of Each Class of Common Stock                   Number Outstanding
Common Stock, $0.01 par value                         8,130,887 shares



                      PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements

                Index to Consolidated Financial Statements

                                                             Page
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

        SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
              CONSOLIDATED BALANCE SHEETS
       AS OF APRIL 3, 1998 AND SEPTEMBER 26, 1997
                                       April 3,     September
                                         1998        26, 1997

CURRENT ASSETS:
   Cash                               $ 1,815,317   $  602,779
   Accounts receivable --
       Trade, less allowance for
       doubtful accounts of
       $1,171,000 in 1998 and
       $797,000 in 1997                15,253,217   13,452,286
       Other                              306,466      467,661
       Income taxes receivable          1,576,030    1,653,875
       Inventories, net                15,528,297   12,284,425
   Other current assets                   733,044      583,414
   Deferred tax assets                  2,069,678    2,069,678
   Total current assets                37,282,049   31,114,118

DEFERRED CATALOG EXPENSES               2,330,098    1,150,514

PROPERTY, PLANT AND EQUIPMENT :
   Land                                     8,663        8,663
   Buildings                            1,595,228    1,595,228
   Machinery and equipment              5,511,439    5,661,315
   Furniture and fixtures               2,497,214    2,427,527
   Leasehold improvements               2,752,373    2,277,372

                                       12,364,917   11,970,105

   Less -- Accumulated depreciation    (7,113,707)  (6,638,319)
   and amortization

                                        5,251,210    5,331,786


DEFERRED TAX ASSETS                     4,901,697    5,838,895

COST IN EXCESS OF TANGIBLE NET
ASSETS ACQUIRED,
   less accumulated amortization of
   $1,184,000 in 1998 and
   $1,130,000 in 1997                   3,230,423    2,959,114


TRADEMARKS, less accumulated
amortization of $1,039,000 in
1998 and $935,000 in 1997               3,260,137    3,364,046

OTHER ASSETS, less accumulated
amortization of $1,088,000
in 1998 and $1,119,000 in 1997            904,945      725,624

                                      $57,160,559  $50,484,097

CURRENT LIABILITIES :
   Accounts payable                    $7,074,368   $4,956,830
   Accrued property taxes                  -           294,882
   Other accrued liabilities              740,654    1,292,247
   Notes payable and capital lease
   obligations, current portion           580,128     564,638

                                        8,395,150    7,108,597

DEFERRED GAIN                              16,066       22,091
NOTES PAYABLE AND CAPITAL LEASE
OBLIGATIONS,
net of current portion                  7,498,728    4,396,090

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
   Preferred stock, par value $0.01,
   100,000 shares authorized, no shares
   outstanding in 1998 or 1997                  --          --

   Common stock, par value $0.01,
   20,000,000 shares authorized,
   9,191,534 and 9,158,749 shares
   issued in 1998 and 1997, 8,130,887
   and 8,084,384 shares outstanding
   in 1998 and 1997                        91,916       91,588

   Paid-in capital                     58,759,464   58,574,218

   Retained deficit                    (7,738,970)  (9,709,357)

   Treasury stock, at cost,
   1,060,647 shares in 1998
   and 1,074,365 in 1997               (9,861,795)  (9,999,130)


                                       41,250,615   38,957,319

                                      $57,160,559  $50,484,097

The accompanying notes are an integral part of these financial statements.

                SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED
                              For the 3 Months Ended           For the Six Months Ended
                          April 3,1998     March 28,1997    April 3,1998     March 2, 1997
Net Revenues                 $32,273,245   $25,623,716      $46,685,091      $39,661,511

Cost of Sales                 20,124,427    15,698,742       28,909,119       25,083,002


Gross profit                  12,148,818     9,924,974       17,775,972       14,578,509

Selling, General and           8,355,008     8,022,365       14,905,649       15,234,996
Administrative Expenses


Nonrecurring charges             -           1,300,000         -               1,300,000


Earnings (loss before
interest, other income
and taxes                      3,793,810       602,609        2,870,323       (1,956,487)

Interest Expense                (156,172)     (206,174)        (274,791)        (477,298)

Other Income, net                110,379        32,461          389,902           31,526


Earnings (loss) from
continuing operations
before provision (benefit)
for income taxes               3,748,017       428,896        2,985,434       (2,402,259)

Provision (benefit)            1,274,328       145,817        1,015,047
for income taxes                                                                (831,227)


Earnings (loss) from
continuing operations          2,473,689       283,079        1,970,387       (1,571,032)


Discontinued Operations:

Loss from operations, net        -               -                -             (160,000)
Loss on disposal, net            -          (2,574,000)         -             (5,934,000)
Loss from discontinued
  operations                                (2,574,000)_         -            (6,094,000)
Net earnings (loss)           $2,473,689   $(2,290,921)     $ 1,970,387      $(7,665,032)

Earnings (loss) per
common and common
equivalent share:

Continuing operations           $   0.31       $  0.03      $   0.24      $    (0.20)
Discontinued operations             0.00         (0.30)         0.00           (0.76)

Net earnings (loss)             $   0.31       $ (0.27)     $   0.24      $    (0.96)

Continuing operations -         $   0.30       $  0.03      $   0.24      $    (0.20)
assuming dilution

Discontinued operations -           0.00         (0.30)         0.00           (0.76)
assuming dilution

Net earnings (loss) -         $     0.30       $ (0.27)      $  0.24      $    (0.96)
assuming dilution

Weighted average
number of common and
common equivalent
shares outstanding             8,108,135     8,364,834        8,094,284        8,020,083

Weighted average
number of common and
common equivalent
shares outstanding -
assuming dilution              8,324,358     8,366,471        8,263,444        8,021,896

The accompanying notes are an integral part of these financial statements.

           SPORT SUPPLY GROUP, INC. SUPPLY GROUP, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                                For the Six Months Ended
                                               April 3,      March 28,
                                                 1998          1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                            $1,970,387    $(7,665,032)
Adjustments to reconcile net earnings
(loss)
to net cash used in operating activities -
     Loss on disposal of
     discontinued operations                      -            6,094,000
     Depreciation and amortization                688,918      1,062,895
     Provision for allowances
     for accounts receivable                      (52,641)      (304,032)
     Changes in assets and liabilities --
     Increase in receivables                     (441,536)    (2,300,928)
     (Increase) decrease in inventories        (2,466,699)       313,903
     Increase in deferred catalogs
        and other current assets               (1,329,214)    (4,827,556)
     Increase (decrease) in payables            2,117,538     (1,038,813)
     Increase (decrease) in
        accrued liabilities                    (1,146,475)     1,152,017
     (Increase) decrease in
        other assets                              760,659     (4,590,110)

     Other                                         (6,025)        (6,025)

     Discontinued operations -
        noncash charges and
        working capital changes                   -            5,840,265

     Net cash provided by (used in)
     operating activities                          94,912     (5,661,352)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of property, plant
        & equipment                              (240,861)       (79,442)
     Payments for acquisitions,
        net of cash                            (1,500,682)       --

Proceeds from sale of investments                   6,200         10,000
Investing activities of
discontinued operations                            --             (1,657)

Proceeds from sale of discontinued operations       --         8,160,826

     Net cash provided by (used in) investing
          activities                           (1,735,343)     8,089,727

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of notes payable        2,922,599      6,496,922
Payments of notes payable and capital            (392,539)   (20,900,027)
lease obligations
Proceeds from common stock issuances              322,909     12,000,000

Net cash provided by (used in) financing        2,852,969     (2,403,105)
activities

Net change in cash                              1,212,538         25,270
Cash, beginning of period                         602,779        577,888
Cash, end of period                            $1,815,317    $   603,158

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION:

Cash paid during the period for interest       $  264,587    $   940,612

Cash paid during the period for income taxes   $      856        -

The accompanying notes are an integral part of these financial statements.

                 SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

These consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of Sport Supply Group, Inc.'s (the "Company" or "SSG") consolidated financial position as of April 3, 1998 and the results of its operations for the three and six month periods ended April 3, 1998 and March 28, 1997. In January 1997, the Company changed its financial reporting year end from October 31 to September 30. The Company is operating on a 52/53 week year ending on the Friday closest to September
30. Consequently, results of operations presented for the three and six month periods ended March 28, 1997 represent a different period than historically reported by the Company.

The consolidated financial statements include the accounts of SSG and its wholly-owned subsidiary, Athletic Training Equipment Company, Inc. ("ATEC"). All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financials also include estimates and assumptions made by management that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses, provisions for and the disclosure of contingent assets and liabilities. Actual results could materially differ from those estimates.

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

Note 1 - Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for items manufactured by the Company and weighted-average cost for items purchased for resale. As of April 3, 1998 and September 26, 1997, inventories consisted of the following:

                                      April 3        September 26,
                                       1998               1997

     Raw materials                    $ 3,431,488    $2,410,009
     Work-in-progress                     285,910       113,170
     Finished and purchased goods      12,708,770    10,471,262

                                       16,426,168    12,994,441
     Less inventory reserve for         (897,874)     (710,016)
     obsolete or slow moving items

                                      $15,528,294    $12,284,425

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

Transactions under the plan for the six months ended April 3, 1998 and March 28, 1997 are summarized as follows:

                                      Six Months Ended
                              April 3, 1998    March 28, 1997
Options outstanding -
   beginning of period        1,040,573          708,723
Options granted                 182,300          594,375
Options exercised               (27,050)            --
Options forfeited                (1,175)        (215,275)
Options outstanding -
   end of period              1,194,648        1,087,823
Weighted average prices          $7.31            $7.18

                                                              Stock Options
                           Stock Options Outstanding            Exercisable
                                   Wtd. Avg.    Wtd. Avg.            Wtd. Avg.
                                   Remaining    Exercise             Exercise
Range of Exercise Prices  Shares   Life         Price       Shares   Price
$4.80 - $7.50           1,194,648  7.2 yrs.     $7.31       484,648  $7.13


As of April 3, 1998 there  were 186,200 non-qualified options  outstanding
that were issued  outside the  plan.   Such options  have exercise  prices
ranging from $6.88 to $15.00 per share.

Note 3 - Notes Payable and Capital Lease Obligations

As of April 3, 1998 and September 26, 1997, notes payable and capital lease obligations consisted of the following:

                                               April 3,     September 26,
                                                1998           1997
Note payable under revolving line
of credit,
  interest at prime plus 1/2%
  (9.0% at April 3, 1998) or
  LIBOR plus 2-1/4% (7.9% at
  April 3, 1998), due October 31,
  2000 collateralized by substantially
  all assets                                 $ 5,930,165    $ 3,000,000

Term loan, interest at LIBOR plus
  2-1/4% (7.9% at April 3, 1998), payable
  in quarterly installments plus accrued
  accrued interest of $125,000 through
  October 31, 2000, collateralized by
  substantially all assets                     1,250,000       1,625,000

Promissory note, noninterest
bearing, due June 30, 1999                       525,000          --

Capital lease obligation,interest
  at 9.0%, payable in annual installments
  of principal and interest totaling
  $55,000 through August 2005                    290,599         290,599

Other                                             83,092          45,129

     Total                                     8,078,856       4,960,728
     Less - current portion                     (580,128)       (564,638)
     Long-term debt and capital
     lease obligations, net                   $7,498,728      $4,396,090

The Company has a senior secured credit facility to finance its working capital requirements. The Company's ability to borrow funds under its revolving credit facility is based upon certain percentages of eligible trade accounts receivable and eligible inventories. On September 9, 1997, the Company entered into a Second Amended and Restated Loan and Security Agreement ("Agreement"), which includes a senior credit facility of $25,000,000 with a maturity date of October 31, 2000. This Agreement provides for a revolving line of credit, a letter of credit facility, a term loan, additional loans to be made to SSG for the cost of certain capital expenditures (up to a maximum of $4,000,000) and reduced interest rates and fees. The Agreement also contains financial and net worth covenants in addition to limits on capital expenditures. As of April 3, 1998, the Company was in compliance with the covenants in the senior credit facility.

Amounts outstanding under the senior credit facility are collateralized by substantially all assets of the Company. As of April 3, 1998, the Company had the option of electing the revolving credit facility and the term loan to bear interest at the prevailing LIBOR rate plus 2-1/4% (7.9% at April 3, 1998) or the lender's prime rate plus 1/2% (9.0% at April 3, 1998). Historically, the Company has elected the lower of the interest rates available under the facility.

As of April 3, 1998, the Company had borrowings of approximately $5,930,000 outstanding under the revolving credit facility, approximately $1,681,000 of letters of credit outstanding for foreign purchases of inventory, and availability of approximately $14,919,000. In addition, as of April 3, 1998, SSG had borrowings of $1,250,000 under the term loan which is payable in quarterly installments of principal and accrued interest of $125,000 through October 31, 2000.

Note 4 - Net Earnings (Loss) Per Common Share

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share"). Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted
earnings per  share.   Unlike primary  earnings per share, basic earnings
per share  excludes any  dilutive effects of  options, warrants,
and convertible securities.   Diluted earnings per share  is very similar
to the  previously  reported  fully  diluted  earnings  per  share.   All
earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement No. 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share:

                             For the Three Months Ended      For the Six Months Ended
                                April 3,    March 28,       April 3,     March 28,
                                  1998        1997            1998         1997
Numerator:
Net  earnings  (loss)  from
continuing operations           $2,473,689   $ 283,079     $1,970,387   ($1,571,032)

Numerator for basic and
diluted earnings per share
- income available to common
stockholders                    $2,473,689     283,079     $1,970,387   ($1,571,032)

Denominator:
Denominator for basic
earnings per share -
weighted average shares          8,108,135   8,364,834      8,094,284     8,020,083

Effect of dilutive
securities:
Warrants                            78,262        --           61,488         --
Employee stock options             137,961       1,637        107,712         1,813

Denominator for diluted
earnings per share -
adjusted  weighted average
shares and assumed conversions   8,324,358   8,366,471      8,263,444     8,020,083

Basic earnings (loss) per share    $0.31       $0.03           $0.24        ($0.20)

Diluted earnings (loss) per share  $0.30       $0.03           $0.24        ($0.20)             $0.24


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company's working capital increased approximately $4.9 million during the six months ended April 3, 1998, from $24.0 million at September 26, 1997 to $28.9 million at April 3, 1998. The increase in working capital is primarily a result of: (i) a $3.2 million increase in inventory associated with the seasonality of the Company's business as well as the inventory acquired from the acquisition of Athletic Training Equipment Company, Inc. ("ATEC") in December, 1997; and (ii) a $1.8 million increase in trade receivables due to higher revenues generated in the second fiscal quarter of 1998 as compared to the fourth fiscal quarter of 1997. This increase in working capital was offset by a $2.1 million increase in accounts payable.

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

As of April 3, 1998, the Company had total borrowings under its senior credit facility of approximately $7.2 million including a term loan of $1.4 million which is payable in quarterly installments of principal and accrued interest of $125,000 through October 31, 2000, outstanding letters of credit for foreign purchases of inventory of approximately $1.7 million, and availability of approximately $14.9 million. The net increase of $2.5 million in borrowings under the senior credit facility compared to September 26, 1997 partially reflects the cash payment for the ATEC acquisition in December, 1997.

The Company believes it will satisfy its short-term and long-term liquidity needs from borrowings under its senior credit facility and cash flows from operations.

On May 28, 1997, the Company approved the repurchase of up to 1,000,000 shares of its issued and outstanding common stock in the open market and/or privately negotiated transactions. Such purchases are subject to price and availability of shares, working capital availability and any alternative capital spending programs of the Company. As of April 3, 1998, the Company repurchased approximately 287,300 of its issued and outstanding common stock in the open market. Except as described below, the Company does not currently have any material commitments for capital expenditures.

Impact of Year 2000 and System Implementation

The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Some of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.
This could result in a failure or miscalculations causing disruptions of operations, including the inability to process transactions or engage in normal business activities. The Company has determined that it will be necessary to replace significant portions of its software and hardware so that its computer systems will function properly with respect to dates in
the year 2000  and thereafter.   The  Company  expects that  with  successful
conversions to new software that are Year 2000 compatible, the Year 2000 Issue will pose no significant operational problems for its computer systems. However, if such conversions are not made, or are not successfully completed on a timely basis, the Year 2000 Issue and system implementation could have a material adverse effect on the Company's operations. The Company is utilizing internal and external resources to convert to, test, and implement the new software. The Company anticipates completing the Year 2000 and system implementation project during calendar year 1999. The Company has received competitive bids from vendors and has preliminarily determined the total estimated cost of the system implementation project to range between $3.5 and $4.5 million. The cost of the system implementation project will be funded through operating cash flows and borrowings under the Company's senior credit facility. The majority of these costs associated with the Year 2000 and system implemtation project will be capitalized and amortized in accordance with Generally Accepted Accounting Principles beginning in fiscal year 2000.

Results of Operations

Net Revenues. Net revenues increased approximately $6.6 million (26.0%) and $7.0 million (17.7%) for the three and six month periods ended April 3, 1998 as compared to the same periods ended March 28, 1997. This increase in net revenues reflects increases in revenues associated primarily with the Company's Youth, U.S. Games, and track and field divisions as well as the Company's new subsidiary, ATEC, which was acquired on December 2, 1997. These increases were partially offset by a decrease in Government sales. If Government spending continues to be reduced, the Company will continue to experience a decrease in Government sales in future periods. Net revenues were also adversely impacted because the Company mailed significantly less catalogs to its customers after consolidating the BSN, GSC, and Passons' catalogs into one catalog. The benefits from reducing catalog and postage expenses are reflected in
the "Selling, General  and Administrative  Expenses."   The Company  is
constantly reviewing its marketing methods to maximize revenue growth and minimize expenses. As a result of the ATEC acquisition, the Company expects to experience an increase in sales related to sporting goods dealers and retailers.

Gross Profit. Gross profit increased approximately $2.2 million (22.4%) and $3.2 million (21.9%) for the three and six month periods ended April
3, 1998 as  compared to  the same  periods ended  March 28,  1997.   As a
percentage of net revenues, gross profit decreased from 38.7% to 37.6% and increased from 36.8% to 38.1% for the three and six month periods ended April 3, 1998 as compared to the same periods ended March 28, 1997. The decrease in gross profit as a percentage of net revenues for the three month period ended April 3, 1998 as compared to the same period ended March 28, 1997 is attributable to sales related to ATEC and the Youth division, as such sales have lower margins than other sales within SSG's business. In the event that revenues related to ATEC and the Youth division continue to represent a larger percentage of total revenues, the Company may experience a decrease in gross profit as a percentage of
net revenues in future periods.   The increase  in gross  profit as  a
percentage of net revenues for the six month period ended April 3, 1998 as compared to March 28, 1997 is attributable to a $950,000 charge to the inventory reserve in 1997.

Selling, General and Administrative Expenses. Operating expenses decreased approximately $967,000 (10.4%) and $1.6 million for the three and six month periods ended April 3, 1998 as compared to the same periods ended March 28, 1997. As a percentage of net revenues, operating expenses decreased from 36.4% to 25.9% and from 41.7% to 31.9% for the three and six month periods ended April 3, 1998 as compared to the same periods ended March 28, 1997. The dollar decrease in operating expenses as well as the decrease in operating expenses as a percentage of net revenues were primarily a result of the following:

(i) A non-recurring charge of $1.3 million recorded in the prior year related to the "change in control" of the Company as a result of a stock purchase agreement with Emerson Radio Corp. ("Emerson").

(ii) A decrease in catalog expenses associated with the Company's consolidation of the BSN, GSC, and Passons' catalogs.

(iii) A decrease in bad debt expense associated with the Company's successful collection efforts and better credit evaluations of potential customers.

Operating Profit (Loss).   Operating profit for the three and six month
periods ended April 3, 1998 increased approximately $3.2 million and $4.8 million as compared to the same periods ended March 28, 1997. This reflects the impact of the (i) increase in gross profit dollars and (ii) the decrease in operating expenses as discussed above.

Interest Expense. Interest expense decreased approximately $50,000 (24.3%) and $203,000 (42.4%) for the three and six month periods ended April 3, 1998 as compared to the same periods ended March 28, 1997. The decrease in interest expense resulted from reduced interest rates and overall reduced levels of borrowings. See Item 2 "Liquidity and Capital Resources".

Other Income, Net. Other income increased approximately $78,000 and $358,000 for the three and six month periods ended April 3, 1998 as compared to the same periods ended March 28, 1997. The increase in other income resulted from promotional agreements entered into between the Company and certain corporate sponsors of a market segment. In addition, other income includes services provided to Emerson such as human resources, advertising, warehousing/distribution, and banking functions as provided in a Management Services Agreement between the Company and Emerson effective May 1997.

Provision (Benefit) for Income Taxes. The provision for income taxes increased approximately $1.1 million and $1.8 million for the three and six month periods ended April 3, 1998 as compared to the same periods ended March 28, 1997. The Company's effective tax rate remained constant at 34% and decreased from 34.6% to 34.0% for the three and six month periods ended April 3, 1998 as compared to the same periods ended March 28, 1997.

Net Earnings (Loss) from Continuing Operations. Net earnings from continuing operations increased approximately $2.2 million and $3.5 million for the three and six month periods ended April 3, 1998, as compared to the same periods ended March 28, 1997. Net earnings per share from continuing operations increased from $0.03 to $0.31 and from a loss of ($0.20) to $0.24 for the three and six month periods ended April 3,

1998 as compared to the same periods ended March 28, 1997. The three and six month periods ended April 3, 1998 include a decrease of approximately 3.1% and an increase of approximately 1.0% in weighted average shares outstanding, respectively.

Certain Factors that May Affect the Company's Business or Future Operating
Results

This report contains various forward looking statements and information that are based on Management's beliefs as well as assumptions made by and information currently available to Management. When used in this report,
the   words "anticipate," "believes," "estimate," "expect,"  "predict,"
"project," and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or
projected.   Among the key factors  that may  have a  direct bearing on the
Company's results are set forth below.

Future trends for revenues and profitability remain difficult to predict. The Company continues to face many risks and uncertainties, including: general and specific market economic conditions, reduced sales to the United States Government due to reduction in Government spending, risk of nonpayment of accounts receivable, competitive factors, and foreign supplier related issues.

The general economic condition in the U.S. could affect pricing on raw materials such as metals and other commodities used in the manufacturing of certain products as well as finished goods. Any material price increases to the customer could have an adverse effect on revenues and any price increases from vendors could have an adverse effect on costs.

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

Management continues to closely monitor orders and the creditworthiness of its customers. The Company has not experienced abnormal increases in losses associated with accounts receivable; however, credit risks associated with the youth league division and ATEC's retail customer base are considered by the Company to be greater than any other division. The Company has made allowances for the amount it believes to be adequate to properly reflect the risk to accounts receivable; however, unforeseen market conditions may compel the Company to increase the allowances.

The sports related equipment market in which the Company participates is highly competitive and there are no significant barriers to enter this market. SSG competes principally in the institutional market with local sporting goods dealers, as well as other direct mail companies. While large sporting goods companies dominate the market of sporting goods in the United States, the Company does not compete with such companies.

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

Advances and changes in available technology can significantly impact the
Company.   The  Year 2000 Issue and system implementation project (as described above) creates risks for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company
deals on  a daily  basis.   Such failures of the Company's and/or third
parties' computer systems could have a material adverse impact on the Company's ability to conduct its business.

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

     Not applicable

Item 5.   Other Information

     Not applicable

Item 6.   Exhibits and Reports on Form 8-K

                          Item

(a)(1) Exhibit 3.1 -- Amended and Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration
          No. 33-80028).

(a)(2)    Exhibit 3.1.1 --    Certificate of Amendment of Amended and
          Restated Certificate of Incorporation of the Company (incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 33-80028).

(a)(3) Exhibit 3.2 -- Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Company's Report on Form 10-K for the year ended November 1, 1996).

(a)(4)    Exhibit 4.1  --  Specimen of Common Stock Certificate
          (incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-39218).

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

*(a)(7) Exhibit 10.1 -- Employment Agreement by and between the Company Adam Blumenfeld.

*(a)(8) Exhibit 10.2 -- Employment Agreement by and between the Company and Eugene J. P. Grant.

*(a)(9) Exhibit 10.3 -- Employment Agreement by and between the Company and Terrence M. Babilla.

*(a)(10) Exhibit 10.4 -- Employment Agreement by and between the Company and John P. Walker.

*(a)(11) Exhibit 10.5 -- Severance Agreement by and between the Company and John P. Walker.

*(a)(12) Exhibit 10.6 -- Restricted Stock Agreement by and between the Company and John P. Walker.

*(a)(13) Exhibit 10.7 -- Severance Agreement by and between the Company and Doug Pryor.

*(a)(14)  Exhibit 10.8 -- Amendment No. 1 to Stock Option Agreement
                          by and between the Company and John P. Walker

*(a)(15)  Exhibit 10.9 -- Amendment No. 1 to Stock Option Agreement
                          by and between the Company and
                          Terrence M. Babilla

*(a)(16)  Exhibit 10.10 -- Amendment No. 2 to Stock Option Agreement
                           by and between the Company and
                           Peter S. Blumenfeld

*(a)(17)  Exhibit 27    -- Financial Data Schedule



(b) No Reports on Form 8-K were filed during the quarter ended April 3, 1998.



  ----------------------------------
*  Filed Herewith

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SPORT SUPPLY GROUP, INC.


May 15, 1998                  By: /s/ John P. Walker
                                  John P. Walker
                                  Executive Vice President and
                                  Chief Financial Officer

                            INDEX TO EXHIBITS

ITEM

*(a)(7) Exhibit 10.1 -- Employment Agreement by and between the Company Adam Blumenfeld.

*(a)(8) Exhibit 10.2 -- Employment Agreement by and between the Company and Eugene J. P. Grant.

*(a)(9) Exhibit 10.3 -- Employment Agreement by and between the Company and Terrence M. Babilla.

*(a)(10) Exhibit 10.4 -- Employment Agreement by and between the Company and John P. Walker.

*(a)(11) Exhibit 10.5 -- Severance Agreement by and between the Company and John P. Walker.

*(a)(12) Exhibit 10.6 -- Restricted Stock Agreement by and between the Company and John P. Walker.

*(a)(13) Exhibit 10.7 -- Severance Agreement by and between the Company and Doug Pryor.

*(a)(14)  Exhibit 10.8 -- Amendment No. 1 to Stock Option Agreement
                          by and between the Company and John P. Walker

*(a)(15)  Exhibit 10.9 -- Amendment No. 1 to Stock Option Agreement
                          by and between the Company and
                          Terrence M. Babilla

*(a)(16)  Exhibit 10.10 -- Amendment No. 2 to Stock Option Agreement
                           by and between the Company and
                           Peter S. Blumenfeld

*(a)(17)  Exhibit 27    -- Financial Data Schedule