Form 10-Q
period 1998-07-03
SPORT SUPPLY GROUP INC
filed 1998-08-14
CIK 872855

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended July 3, 1998.
                               OR
     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from            to          .

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



     Indicated below is the number of shares outstanding of each class of the registrant's common stock as of August 10, 1998.

Title of Each Class of Common Stock                Number Outstanding
Common Stock, $0.01 par value                       8,017,327 shares

                      PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements


                   Index to Consolidated Financial Statements

        Consolidated Balance Sheets                            3

        Consolidated Statements of Operations                  4

        Consolidated Statements of Cash Flows                  5

        Notes to Consolidated Financial Statements             7

         SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
               CONSOLIDATED BALANCE SHEETS
        AS OF JULY 3, 1998 AND SEPTEMBER 26, 1997
                                   July 3,     September 26,
                                    1998          1997
CURRENT ASSETS:
Cash                              $2,338,847     $602,779
Accounts receivable --
 Trade, less allowance for
 doubtful accounts of $627,000
 in 1998 and $797,000 in 1997     12,099,136   13,452,286
 Other                               370,770      467,661
Income taxes receivable               -         1,653,875
Inventories, net                  15,039,697   12,284,425
Other current assets                 832,110      583,414
Deferred tax assets                  285,695    2,069,678
 Total current assets             30,966,255   31,114,118

DEFERRED CATALOG EXPENSES          1,733,918    1,150,514

PROPERTY, PLANT AND EQUIPMENT:
Land                                   8,663        8,663
Buildings                          1,592,353    1,595,228
Machinery and equipment            5,544,836    5,661,315
Furniture and fixtures             2,559,017    2,427,527
Leasehold improvements             2,764,384    2,277,372
                                  12,469,253   11,970,105
Less -- Accumulated depreciation
and amortization                 (7,360,280)  (6,638,319)
                                   5,108,973    5,331,786

DEFERRED TAX ASSETS                5,838,895    5,838,895

COST IN EXCESS OF TANGIBLE NET
ASSETS ACQUIRED, less amortization
of $1,212,000 IN 1998
and $1,130,000 in 1997             3,202,575    2,959,114

TRADEMARKS, less accumulated
amortization of $1,085,000 IN 1988
and $935,000 in 1997               3,213,996    3,364,046

OTHER ASSETS, less accumulated
amortization of $974,000 IN 1998
And $1,119,00 in 1997              1,876,313      725,624


                                 $51,940,925  $50,484,097

CURRENT LIABILITIES :

Accounts payable                  $5,569,038   $4,956,830
Accrued property taxes               129,132      294,882
Other accrued liabilities            472,048    1,292,247
Notes payable and capital lease
obligations, current portion         571,104      564,638

                                   6,741,322    7,108,597

DEFERRED GAIN                         13,054       22,091
NOTES PAYABLE AND CAPITAL
LEASE OBLIGATIONS, net of
current portion                    2,445,454    4,396,090

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
Preferred stock, par value $0.01,
 100,000 shares authorized, no shares
 outstanding in 1998 or 1997          -            -
Common stock, par value $0.01,
20,000,000 shares authorized,
 9,241,534 and 9,158,749 shares
 issued in 1998 and 1997,
 8,106,627 and 8,084,384 shares
 outstanding in 1998 and 1997         92,415       91,588
Paid-in capital                   59,095,796   58,574,218
Retained deficit                 (6,000,229)  (9,709,357)
Treasury stock, at cost,
1,134,907 shares in 1998
 and 1,074,365 in 1997           (10,446,887) (9,999,130)
                                  42,741,095   38,957,319
                                 $51,940,925  $50,484,097

  The accompanying notes are an integral part of these financial statements.

             SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS
                            UNAUDITED
                           For The Three Months  For The Nine Months Ended
                                  Ended
                           July 3,    June 27       July 3,      June 27,
                            1998       1997         1998          1997
Net revenues              $25,340,174  $23,060,707  $72,025,265 $62,722,218

Cost of sales             15,500,267    14,005,97    44,409,386  39,088,972

Gross profit               9,839,907   9,054,737  27,615,879    23,633,246

Selling, general and
administrative expenses    7,239,915   6,671,619  22,145,564    21,906,615

Nonrecurring charges          -            -          -          1,300,000

  Earnings before
  interest, other
       income and taxes    2,599,992   2,383,118   5,470,315       426,631

Interest expense            (93,610)   (219,475)   (368,401)     (696,773)
Other income, net           128,065       5,544     517,967        37,070

  Earnings (loss) from
  continuing operations
  before provision (benefit)
  for income taxes        2,634,447   2,169,187   5,619,881     (233,072)

Provision (benefit) for
income taxes                 895,706     737,769   1,910,753      (93,458)

  Earnings (loss) from
  continuing operations    1,738,741   1,431,418   3,709,128     (139,614)

Discontinued operations:

  Loss from operations, net    -            -          -          (160,000)
  Loss on disposal, net        -            -          -        (5,934,000)
  Loss from discontinued
  operations                   -            -          -        (6,094,000)

Net earnings (loss)       $1,738,741   $1,431,418   $3,709,128  $(6,233,614)

Earnings (loss) per common
and common equivalent share:

  Continuing operations    $    0.22    $   0.17    $   0.46      $ (0.02)
  Discontinued operations       0.00        0.00        0.00        (0.76)

  Net earnings (loss)      $    0.22    $   0.17    $   0.46      $ (0.78)

  Continuing operations -
    assuming dilution      $    0.20    $   0.17    $   0.45      $ (0.02)
  Discontinued operations -
     assuming dilution          0.00        0.00        0.00        (0.76)

  Net earnings (loss) -
     assuming dilution     $    0.20    $   0.17     $  0.45      $ (0.78)

Weighted average number of
common and common
equivalent shares
outstanding                8,089,451   8,325,070   8,098,222     8,134,421

Weighted average number of
common and common equivalent
shares outstanding -
assuming dilution          8,560,378   8,334,441   8,267,382     8,134,421

 The accompanying notes are an integral part of these financial statements.

              SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                             UNAUDITED
                                             For The Nine Months
                                                    Ended

                                             July 3,     June 27,
                                              1998         1997
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net earnings - loss                  $3,709,128   $(6,233,614)
       Adjustments to reconcile net
       earnings (loss) to net cash used
       in operating activities --
        Loss on disposal of discontinued        -         6,094,000
        operations
        Depreciation and amortization        1,023,974    1,426,460
        Position for (recovery of)
        allowances                           (185,001)       23,212
        for accounts
        receivable
        Changes in assets and liabilities
        --
         Decrease in receivables             4,356,631    2,483,148
         (Increase) decrease in            (1,978,099)    1,944,149
         inventories
         (Increase) decrease in deferred
         catalogs and
              other current assets           (832,100)    1,343,963
         Increase (decrease) in payables       612,208  (4,122,791)
         (Increase) decrease in deferred     1,783,983  (5,082,306)
         taxes
         Increase (decrease) in accrued    (1,285,949)      708,883
         liabilities
         Increase in other assets          (1,168,571)  (4,599,976)

        Other                                  (9,037)      (9,038)
        Discontinued operations - noncash
        charges and
                 working capital changes        -         5,840,265

       Net cash provided by (used in)        6,027,167    (183,645)
       operating activities


CASH FLOWS FROM INVESTING ACTIVITIES :
       Acquisitions of property, plant &     (339,027)     (90,523)
       equipment
       Payments for acquisitions, net of   (1,500,682)    8,160,826
       cash acquired
       Proceeds from sale of investments         6,200       28,000

       Net cash provided by (used in)      (1,833,509)    8,098,303
       investing activities


CASH FLOWS FROM FINANCING ACTIVITIES :
       Proceeds from issuances of notes      2,922,599    1,987,959
       payable
       Payments of notes payable and
       capital lease obligations           (5,454,837) (21,034,027)
       Proceeds from common stock issuances   689,135   12,000,000
       Purchase of treasury stock            (614,487)    (260,000)

       Net cash used in financing          (2,457,590)  (7,306,068)
       activities
       Net change in cash                   1,736,068      608,590

Cash, beginning of period                     602,779      577,888

Cash, end of period                        $2,338,847  $ 1,186,478


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest   $  356,727  $ 1,160,087

Cash paid during the period
for income taxes                           $      856       -

The accompanying notes are an integral part of these financial statements.

                 SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation

These consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of Sport Supply Group, Inc.'s (the "Company" or "SSG") consolidated financial position as of July 3, 1998 and the results of its operations for the three and nine month periods ended July 3, 1998 and June 27, 1997. In January 1997, the Company changed its financial reporting year end from October 31 to September 30. The Company is operating on a 52/53 week year ending on the Friday closest to September
30. Consequently, results of operations presented for the three and nine month periods ended June 27, 1997 represent a different period than historically reported by the Company.

The consolidated financial statements include the accounts of SSG and  its
wholly-owned  subsidiary,  Athletic   Training  Equipment  Company, Inc.
"ATEC"). All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financials also include estimates and assumptions made by management that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses, provisions for and the disclosure of contingent assets and liabilities. Actual results could materially differ from those estimates.

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

Note 1 - Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for items manufactured by the Company and weighted-average cost for items purchased for resale. As of July 3, 1998 and September 26, 1997, inventories consisted of the following:

                                     July 3,      September 26,
                                      1998           1997

Raw materials                     $ 3,277,018     $2,410,009
Work-in-progress                      326,200        113,170
Finished and purchased goods       12,047,269     10,471,262
                                   15,650,487     12,994,441
Less inventory reserve for          (610,790)      (710,016)
obsolete or slow moving items     $15,039,697    $12,284,425


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

Transactions under the plan for the nine months ended July 3, 1998 and June 27, 1997 are summarized as follows:


                                               Nine Months Ended
                                           July 3, 1998    June 27, 1997

Options outstanding- beginning of period     1,040,573         708,723
Options granted                                182,300         594,375
Options exercised                              (71,887)          --
Options forfeited                               (1,425)       (218,900)
Options outstanding - end of period          1,149,561       1,084,198
Weighted average prices                        $7.32            $7.18

                                Stock Options                   Stock Options
                                Outstanding                     Exercisable
                                Wtd. Avg.                       Wtd. Avg.
                                Remaining    Exercise            Exercise
Range of Exercise Prices  Shares   Life       Price     Shares    Price

$4.80 - $7.50            1,149,561   7 yrs.   $7.32   439,561     $7.15


As of July 3,  1998 there were  171,200 non-qualified options  outstanding
that were issued  outside the  plan.   Such options  have exercise  prices
ranging from $6.88 to $7.50 per share.

Note 3 - Notes Payable and Capital Lease Obligations

As of July 3, 1998 and September 26, 1997, notes payable and capital lease obligations consisted of the following:

                                                July 3,       September 26,
                                                 1998             1997
Note payable under revolving line of credit
Interest at prime plus  1/2% (9.0% at
July 3, 1998) or LIBOR plus 2-1/4% (7.9% at
July 3, 1998), due October 31, 2000
Collateralized by substantially all assets      $1,009,725    $3,000,000

Term loan, interest at LIBOR plus 2-1/4%
(7.9% at July 3, 1998), payable in
quarterly installments plus accrued interest
of $125,000 through October 31, 2000,
collateralized by substantially all assets       1,125,000     1,625,000

Promissory note, noninterest bearing,
due June 30, 1999                                  525,000         --

Capital lease obligation, interest at 9.0%,
payable in annual installments of principal
and interest totaling $55,000
through August 2005                                290,599       290,599

Other                                               66,234        45,129

Total                                            3,016,558     4,960,728
Less - current portion                            (571,104)     (564,638)
Long-term debt and capital
lease obligations, net                         $ 2,445,454     $ 4,396,090

The Company has a senior secured credit facility to finance its working capital requirements. The Company's ability to borrow funds under its revolving credit facility is based upon certain percentages of eligible trade accounts receivable and eligible inventories. On September 9, 1997, the Company entered into a Second Amended and Restated Loan and Security Agreement ("Agreement"), which includes a senior credit facility of $25,000,000 with a maturity date of October 31, 2000. This Agreement provides for a revolving line of credit, a letter of credit facility, a term loan, additional loans to be made to SSG for the cost of certain capital expenditures (up to a maximum of $4,000,000) and reduced interest rates and fees. The Agreement also contains financial and net worth covenants in addition to limits on capital expenditures. As of July 3, 1998, the Company was in compliance with the covenants in the senior credit facility.

Amounts outstanding under the senior credit facility are collateralized by substantially all assets of the Company. As of July 3, 1998, the Company had the option of electing the revolving credit facility and the term loan to bear interest at the prevailing LIBOR rate plus 2-1/4% (7.9% at July 3, 1998) or the lender's prime rate plus 1/2% (9.0% at July 3, 1998). Historically, the Company has elected the lower of the interest rates available under the facility.

As of July 3, 1998, the Company had borrowings of approximately $1,010,000 outstanding under the revolving credit facility, approximately $1,063,000 of letters of credit outstanding for foreign purchases of inventory, and availability of approximately $17,704,000. In addition, as of July 3, 1998, SSG had borrowings of $1,125,000 under the term loan which is payable in quarterly installments of principal and accrued interest of $125,000 through October 31, 2000.

Note 4   Capital Structure

In 1997, the Financial Accounting Standards Board issued Statement No. 129, "Disclosure of Information About Capital Structure" which requires companies to disclose an entity's capital structure including liquidation preferences of preferred stock, information about rights and privileges of the outstanding equity securities, and the redemption amounts for all issues of capital stock. The following information sets forth all disclosure requirements by Statement No. 129.

As of July 3, 1998, the Company's outstanding capital stock consisted of common stock. The Company has approximately 1.1 million options outstanding under the stock option plan with exercise prices ranging from $4.80 to $7.50 and approximately 1.0 million warrants outstanding with an exercise price of $7.50. In addition, the Company has 171,200 non-qualified options outstanding that were issued outside the Plan.
Such options have exercise prices ranging from $6.88 to $7.50 per share. If the options and warrants were exercised, all holders would have rights similar to common shareholders.

Note 5 - Net Earnings (Loss) Per Common Share

In 1997, the Financial Accounting Standards Board issued Statement No. 129. "Earnings Per Share". Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and
diluted earnings per  share.   Unlike primary  earnings per  share, basic
earnings per share  excludes any  dilutive effects of  options, warrants,
and convertible securities.   Diluted earnings per share  is very similar
to the  previously  reported  fully  diluted  earnings  per  share.   All
earnings per share amounts for all periods have been presented and, where necessary, restated to conform to the Statement No. 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share:

                                 For the Three             For the Nine
                                  Months Ended              Months Ended
                            July 3, 1998  June 27, 1997   July 3, 1998   June 27, 1997

Numerator:
Net earnings (loss) from    $1,738,741  $1,431,418      $3,709,128  ($139,614)
continuing operations

Numerator for basic and
diluted earnings per share-
income available to common  $1,738,741  $1,431,418       $3,709,128  ($139,614)
stockholders

Denominator:
Denominator for basic earnings
per share-Weighted average
shares                       8,089,451   8,325,070       8,098,222     8,134,421

Effect of dilutive securities:
Warrants                       195,489      --              61,448      --
Employee stock options         275,438       9,371         107,712      --

Denominator for diluted
earnings per share - Adjusted
weighted average shares
and Assumed conversions      8,560,378   8,334,441       8,267,382   8,134,421

Basic earnings (loss) per share  $0.22       $0.17      $0.46     ($0.02)
Diluted earnings (loss)
per share                        $0.20       $0.17      $0.45     ($0.02)

Note 6 - Acquisitions

During December 1997, the Company acquired certain assets of Athletic Training Equipment Company, Inc. ("ATEC"), a manufacturer of pitching machines for cash, a noninterest bearing promissory note and the assumption of certain liabilities.

Note 7 - Recently Issued Accounting Pronouncements

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

In 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information"
which is required to be  adopted in fiscal  year 1999.   At that  time, the
Company will be required to report financial and descriptive information about its operating segments, if any. Operating segments are revenue producing components of the Company for which separate financial information is produced internally and subject to evaluation.

Note 8 - Subsequent Event

The Company will record a nonrecurring pre-tax charge of approximately $1.2 million in the fourth quarter of the fiscal year ended October 2, 1998 for compensation payments and a consulting agreement relating to the retirement in July, 1998 of Peter Blumenfeld, President and Chief Operating Officer of the Company. The severance payments were paid upon resignation, and the consulting agreement will be paid through July, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company's working capital increased approximately $219,000 during the nine months ended July 3, 1998, from $24.0 million at September 26, 1997 to $24.2 million at July 3, 1998. The increase in working capital is primarily a result of a $2.8 million increase in inventory associated with the seasonality of the Company's business as well as the inventory acquired from the acquisition of Athletic Training Equipment Company, Inc. ("ATEC") in December, 1997. This increase was partially offset by (i) a $1.4 million decrease in trade receivables and (ii) a $1.7 million decrease in federal income tax receivable as the Company received its federal tax refund in the third quarter of 1998.

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

As of July 3, 1998, the Company had total borrowings under its senior credit facility of approximately $1.0 million including a term loan of $1.1 million which is payable in quarterly installments of principal and accrued interest of $125,000 through October 31, 2000, outstanding letters of credit for foreign purchases of inventory of approximately $1.1 million, and availability of approximately $17.7 million. The net decrease of $2.5 million in borrowings under the senior credit facility compared to September 26, 1997 partially reflects the federal income tax refund received offset by the cash payment for the ATEC acquisition in December, 1997.

The Company believes it will satisfy its short-term and long-term liquidity needs from borrowings under its senior credit facility and cash flows from operations.

On May 28, 1997, the Company approved the repurchase of up to 1,000,000 shares of its issued and outstanding common stock in the open market and/or privately negotiated transactions. Such purchases are subject to price and availability of shares, working capital availability and any alternative capital spending programs of the Company. As of July 3, 1998,
the  Company  repurchased   approximately  364,500  of its issued  and
outstanding common stock in the open market. Subsequent to July 3, 1998 the Company has purchased an additional 48,500 shares of its issued and
outstanding common stock in the open market.   Except as described in the
next paragraph, the Company does not currently have any material commitments for capital expenditures.

Impact of Year 2000 and System Implementation

The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Some of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a failure or miscalculations causing disruptions of operations, including the inability to process transactions or engage in normal business activities. The Company has determined that it will be necessary to replace significant portions of its software and hardware so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company expects that with successful conversions to new software that are Year 2000 compatible, the Year 2000 Issue will pose no significant operational problems for its computer systems. However, if such conversions are not made, or are not successfully completed on a timely basis, the Year 2000 Issue and system implementation could have a material adverse effect on the Company's operations because there are no other viable alternatives for the Company. The Company is utilizing internal and external resources to convert to, test, and implement the new software. The Company anticipates completing the Year 2000 project and system implementation during calendar year 1999. The Company has selected a vendor and has determined the total estimated cost of the system implementation project to range between $3.5 and $4.5 million. The cost of the system implementation project will be funded through operating cash flows and borrowings under the Company's senior credit facility. The majority of these costs associated with the Year 2000 and system implementation project will be capitalized and amortized in accordance with Generally Accepted Accounting Principles.

The Company believes it is taking all necessary steps to become Year 2000 compliant; however, the Company's Year 2000 compliance is also dependent on the compliance of third parties such as vendors and customers. Due to the diversity and volume of customers and vendors, the Company can not determine the full extent to which the Company may be affected if such Year 2000 issues are not resolved by third parties.

Results of Operations

Net Revenues. Net revenues increased approximately $2.3 million (9.9%) and $9.3 million (14.8%) for the three and nine month periods ended July 3, 1998 as compared to the same periods ended June 27, 1997. This increase in net revenues reflects increases in revenues associated primarily with the Company's Youth, U.S. Games, and track and field divisions as well as the Company's new subsidiary, ATEC, which was acquired on December 1, 1997. These increases were partially offset by a decrease in Government sales. If Government spending continues to be reduced, the Company will continue to experience a decrease in Government sales in future periods. Net revenues were also adversely impacted because the Company mailed significantly less catalogs to its customers after consolidating the BSN, GSC, and Passons' catalogs into one catalog. The benefits from reducing catalog and postage expenses are reflected in
the "Selling, General and Administrative Expenses."   The Company  is
constantly reviewing its marketing methods to maximize revenue growth and minimize expenses. As a result of the ATEC acquisition, the Company expects to experience an increase in sales related to sporting goods dealers and retailers.

Gross Profit. Gross profit increased approximately $785,000 (8.7%) and $4.0 million (16.9%) for the three and nine month periods ended July 3, 1998 as compared to the same periods ended June 27, 1997. As a percentage of net revenues, gross profit decreased from 39.3% to 38.8% and increased from 37.7% to 38.3% for the three and nine month periods ended July 3, 1998 as compared to the same periods ended June 27, 1997. The decrease in gross profit as a percentage of net revenues for the three month period ended July 3, 1998 as compared to the same period ended June 27, 1997 is attributable to sales related to ATEC and the Youth division, as such sales have lower margins than other sales within SSG's business. In the event that revenues related to ATEC and the Youth division continue to represent a larger percentage of total revenues, the Company may experience a decrease in gross profit as a percentage of net revenues in future periods. The increase in gross profit as a percentage of net revenues for the nine month period ended July 3, 1998 as compared to June 27, 1997 is attributable to a $950,000 charge to the inventory reserve in 1997.

Selling, General and Administrative Expenses. Operating expenses increased approximately $568,000 (8.5%) for the three month period ended July 3, 1998 as compared to the same period ended June 27, 1997 and decreased approximately $1.1 million for the nine month period ended July 3, 1998 as compared to the same period ended June 27, 1997. As a percentage of net revenues, operating expenses decreased from 28.9% to 28.6% and from 37.0% to 30.8% for the three and nine month periods ended July 3, 1998 as compared to the same periods ended June 27, 1997. The decrease in operating expenses as a percentage of net revenues was primarily a result of the following:

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

The decrease in  operating expenses  as discussed  above were  partially
offset  by  the  additional  operating  expenses  associated  with   the
Company's acquisition of ATEC.

The Company will record a nonrecurring pre-tax charge of approximately $1.2 million in the fourth quarter of the fiscal year ended October 2, 1998 for compensation payments and a consulting agreement relating to the retirement in July, 1998 of Peter Blumenfeld, President and Chief Operating Officer of the Company. The severance payments were paid upon resignation, and the consulting agreement will be paid through July, 2000.

Operating Profit. Operating profit for the three and nine month periods ended July 3, 1998 increased approximately $217,000 and $5.0 million as compared to the same periods ended June 27, 1997. This reflects the impact of the (i) increase in gross profit dollars and (ii) the decrease in operating expenses as a percentage of revenues as discussed above.


Interest Expense. Interest expense decreased approximately $126,000 (57.4%) and $328,000 (47.1%) for the three and nine month periods ended July 3, 1998 as compared to the same periods ended June 27, 1997. The decrease in interest expense resulted from reduced interest rates and overall reduced levels of borrowings. See Item 2 "Liquidity and Capital Resources".

Other Income, Net. Other income increased approximately $123,000 and $481,000 for the three and nine month periods ended July 3, 1998 as compared to the same periods ended June 27, 1997. The increase in other income resulted from promotional agreements entered into between the Company and certain corporate sponsors of a market segment. In addition, other income includes services provided to Emerson such as human resources, advertising, warehousing/distribution, and banking functions as provided in a Management Services Agreement between the Company and Emerson effective May 1997.

Provision (Benefit) for Income Taxes. The provision for income taxes increased approximately $158,000 and $2.0 million for the three and nine month periods ended July 3, 1998 as compared to the same periods ended June 27, 1997. The Company's effective tax rate remained constant at 34% and decreased from 40.0% to 34.0% for the three and nine month periods ended July 3, 1998 as compared to the same periods ended June 27, 1997.

Net Earnings (Loss) from Continuing Operations. Net earnings from continuing operations increased approximately $307,000 and $3.8 million for the three and nine month periods ended July 3, 1998, as compared to the same periods ended June 27, 1997. Net earnings per share from continuing operations increased from $0.17 to $0.22 and from a loss of ($0.02) to $0.46 for the three and nine month periods ended July 3, 1998 as compared to the same periods ended June 27, 1997. The three and nine month periods ended July 3, 1998 include a decrease of approximately 2.8% and 0.5% in weighted average shares outstanding, respectively.

Certain Factors that May Affect the Company's Business or Future Operating
Results

This report contains various forward looking statements and information that are based on Management's beliefs as well as assumptions made by and information currently available to Management. When used in this report, the words "anticipate", "believes", "estimate", "expect", "predict", "project", and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks,
uncertainties and  assumptions.   Should one  or more  of these  risks  or
uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Among the key factors that may have a direct bearing on the Company's results are set forth below.

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

The Company ships approximately 80% of its products using United Parcel Service ("UPS"). As experienced in 1997, a strike by UPS or any of the Company's major carriers could adversely affect the Company's results of operations due to not being able to deliver its products in a timely manner and using other more expensive freight carriers. Although the Company has analyzed the cost benefit effect of using other carriers, the Company continues to utilize UPS for the majority of its small package shipments.

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

Item 3.   Defaults Upon Senior Securities

     (a)  Not applicable.

     (b)  Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5.   Other Information

     The Company will record a nonrecurring pre-tax charge of approximately $1.2 million in the fourth quarter of the fiscal year ended October 2, 1998 for compensation payments and a consulting agreement relating to the resignation in July, 1998 of Peter Blumenfeld, President and Chief Operating Officer of the Company. The severance payments were paid upon resignation, and the consulting agreement will be paid through July, 2000.


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

(a)(5)  Exhibit 4.2 --   Warrant Agreement entered into between the Company
        and Warrant Agent, including form of Warrant, relating to the purchase of up to 1,300,000 shares of the Company's common stock for $25.00 per share, which expires on December 15, 1998 (incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-3 (Registration No. 33-71574).

(a)(6)  Exhibit 4.3 --   Warrant Agreement entered into between the Company
        and Emerson relating to the purchase of up to 1,000,000 shares of the Company's common stock for $7.50 per share, which expires on December 10, 2001 (incorporated by reference from Exhibit 4(a) to the Company's Report on Form 8-K filed on December 12, 1996.

*(a)(7) Exhibit 10 -- Amended Lease Agreement entered into between the
        Company and ACQUIPORT DFWIP, Inc., dated as of July 13, 1998.

*(a)(8) Exhibit 27 -- Financial Data Schedule.

(b)  No Reports on Form  8-K were filed during  the quarter ended
     July 3, 1998.

  ----------------------------------

*  Filed Herewith

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SPORT SUPPLY GROUP, INC.

August 14, 1998                By: /s/ John P. Walker
                                   John P. Walker
                                   President, Chief Operating Officer and
                                   Chief Financial Officer

                            INDEX TO EXHIBITS
ITEM

Exhibit 10    --    Amended Lease Agreement entered into between
                    the Company and ACQUIPORT DFWIP, Inc. dated as of July 13, 1998

Exhibit 27    --    Financial Data Schedule