Form 10-K
period 1998-10-02
SPORT SUPPLY GROUP INC
filed 1998-11-25
CIK 872855

FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

  [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended October 2, 1998.

                          OR

  __   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

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

       The aggregate market value of the voting stock held by non-affiliates of the registrant on November 5, 1998 based on the closing price of the common stock on the New York Stock Exchange on such date, was approximately $54,000,000.

       Indicated below is the number of outstanding shares of each class of the registrant's common stock, as of November 5, 1998.

       Title of Each Class of Common Stock            Number Outstanding

  Common Stock, $.01 par value                            7,619,703

                     DOCUMENTS INCORPORATED BY REFERENCE

          Document                                 Part of the Form 10-K
  Proxy Statement for Annual Meeting of
  Stockholders to be held January 29, 1999                   Part III

                                 TABLE OF CONTENTS

       Item                                                    Page

  PART I

        1   Business..........................................    3

        2   Properties........................................    9

        3   Legal Proceedings.................................    9

        4   Submission of Matters to a Vote of Security Holders  10

  PART II

        5   Market for Registrant's Common Equity and Related
             Stockholder Matters..............................   10

        6   Selected Financial Data...........................   12

        7   Management's Discussion and Analysis of Financial
             Condition and Results of Operations .............   13

        8   Financial Statements and Supplementary Data.......   20

        9   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure..............   42

  PART III

       10   Directors and Executive Officers of the Registrant   42

       11   Executive Compensation............................   42

       12   Security Ownership of Certain Beneficial Owners
             and Management...................................   42

       13   Certain Relationships and Related Transactions....   42

  PART IV

       14   Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K...............................   43

                                   PART I

  Item 1.   Business.

  General

       Sport Supply Group, Inc. (the "Company" or "SSG") is one of the largest direct mail marketers of sports related equipment and leisure products to the institutional market in the United States. The Company principally serves the institutional market, which is comprised primarily of schools, colleges, universities, government agencies, military facilities, athletic clubs, youth sports leagues and recreational organizations. SSG offers a broad line of institutional-grade equipment and provides after-sale customer service through the use of sales personnel strategically located in certain large metropolitan areas (the "Metro Marketing Group"). See Item 1. -- "Business - Sales and Marketing." The Company believes that prompt delivery of a broad range of institutional-grade products at competitive prices differentiates it from the retail sporting goods stores that primarily serve the consumer market. The Company also serves the local sporting goods team dealer market principally with its MacGregor brand products. The Company markets approximately 8,000 sports related equipment products to over 100,000 institutional, retail, mass merchant and team dealer customers and maintains over 200,000 names in mailing lists.

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

       The Company's net revenues have increased from $67 million in 1994 to $97 million for the fiscal year ended October 2, 1998. The Company attributes its high level of growth to the successful development of an effective mail order marketing program and competitive pricing programs that have led to greater market penetration and to the development of, and increase in, the Company's manufacturing capabilities.

       On December 10, 1996, pursuant to a Securities Purchase Agreement dated November 27, 1996 between Emerson Radio Corp. ("Emerson") and the Company (the "Purchase Agreement"), Emerson acquired directly from the Company (i) 1,600,000 shares of newly-issued Common Stock (the "Emerson Shares") for an aggregate cash consideration of $11,500,000, or approximately $7.19 per share, and (ii) 5-year warrants (the "Emerson Warrants") to acquire an additional 1,000,000 shares of Common Stock at an exercise price of $7.50 per share, subject to standard anti-dilution adjustments, for an aggregate cash consideration of $500,000. In addition, Emerson agreed to arrange for foreign trade credit financing of $2 million for the benefit of the Company to supplement the Company's existing credit facilities. If all of the Emerson Warrants are exercised, Emerson will own approximately 38% of the issued and outstanding shares of Common Stock. See Item 12 -- Security Ownership of Certain Beneficial Owners and Management" and Item 13 -- "Certain Relationships and Related Transactions."

       The Company is a Delaware corporation incorporated in 1982 and in 1988 became the successor of an operating division of Aurora Electronics, Inc. (f/k/a BSN Corp. and referred to herein as "Aurora"). Prior to the completion of the initial public offering of 3,500,000 shares of the Company's common stock in April, 1991, the Company was a wholly-owned subsidiary of Aurora. The Company has one wholly-owned subsidiary,
  Athletic Training Equipment Company, Inc., a Delaware corporation ("ATEC''), acquired in December, 1997, which was previously named Sport Supply Group International Holdings, Inc.

       The Company's executive offices are located at 1901 Diplomat Drive, Farmers Branch, Texas 75234 and its telephone number is (972) 484-9484. The Company also has a website to provide certain information about the Company. The website is www.sportsupplygroup.com.

  Products

       The Company  believes it  manufactures and  distributes one  of  the broadest lines of sports related equipment and leisure products to the institutional market. SSG offers approximately 8,000 sporting goods and sports related products, over 3,000 of which it manufactures. The product lines offered by SSG include archery, baseball and softball, basketball, camping, football, tennis and other racquet sports, gymnastics, indoor recreation, physical education, soccer, field hockey, lacrosse, track and field, volleyball, weight lifting, exercise equipment, and early childhood development products.

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

    . ATEC _ pitching machines and related baseball and softball training equipment.

    .  BSN[R] -- sport balls and mail order catalogs.

    . Champion -- barbells, dumbbells and weight lifting benches and machines.

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

    . U.S. Games, Inc.[R] -- goals, nets, and playing equipment for physical exercise games and mail order catalogs.

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

       On August 19, 1993, the Company entered into an exclusive license agreement with AMF Bowling, Inc. to use the AMF name in connection with the promotion and sale of certain gymnastics equipment in the United States and Canada. The Company is required to pay an annual royalty under the license equal to the greater of: (i) a certain percentage of net revenues from the sale of AMF products; or (ii) a minimum royalty as set forth in the license agreement. The minimum royalty increases by a predetermined percentage each year the license agreement is in effect. The initial term of the agreement expired on December 31, 1995, and was subject to three renewal options for consecutive terms of one year each through December 31, 1998. SSG exercised its first three renewal options, and currently is permitted to use the AMF name through December 31, 1998. The Company is in the process of renegotiating an extension to the agreement, but no assurance can be made that such renegotiations will be successful.

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

  Sales and Marketing


       The Company markets its products through five primary marketing divisions: 1) Sport Supply Group; 2) U.S. Games; 3) The Athletic Connection; 4) Youth Sports; and 5) Athletic Training Equipment Company.

       The Sport Supply Group marketing division markets SSG's products to institutional customers through catalogs, outbound telemarketing, and bid related sales efforts. SSG publishes two primary catalogs designed for institutional customers: BSN[R] Sports, and New England Camp and Recreation. Master catalogs containing a broad variety of the Company's products are sent to all customers and potential customers on the Company's mailing lists. Seasonal or specialty supplements are prepared and mailed periodically to certain accounts that pertain to particular sports, such as weight training, baseball or track and field. SSG services its existing accounts and solicits new customers with a total of over 2.0 million pieces of mail each year, including approximately 1.8 million catalogs.

       The Company's mailing lists, developed over 20 years, are maintained and updated by the Company periodically. SSG frequently buys and rents lists that it attempts to screen, improve, and cross reference before incorporating them into the Company's master list. The master list is subdivided into various combinations designed to place catalogs in the hands of individuals who make purchasing decisions. The master list is also subdivided by relevant product types, seasons, and customer profiles.

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

       The Athletic Connection marketing division was established in 1992 to market certain of the Company's products, principally MacGregor brand products, to sporting goods team dealers who also market these products to institutional customers and teams. Products are marketed through catalogs mailed to team dealers as opposed to institutional customers targeted by the Sport Supply Group marketing division.

       The Youth Sports marketing division concentrates on selling team sports products to independent youth leagues. The Youth Sports division utilizes outbound telemarketing, outside salesmen and a master catalog in conjunction with a supplier contract with Little League Baseball, Inc. to reach this marketplace. In addition to equipment and uniforms, the Youth Sports division also provides fund raising products. On May 15, 1996, SSG entered into a five-year Advertising and Distribution Agreement with Hershey Chocolate U.S.A. Pursuant to this Agreement, SSG advertises and distributes promotional materials featuring Hershey fund raising programs and products to youth sports leagues and teams and also sells Hershey Chocolate products to its customers. The Youth Sports division has entered into Promotional Agreements with Lever Brothers, Warner-Lambert (Bubbilicious), and Major League Baseball in an effort to leverage SSG's direct marketing and distribution network. These relationships help offset marketing costs and create valuable brand-name recognition.

       During December 1997, the Company acquired Athletic Training Equipment Company, Inc. ("ATEC"). ATEC manufactures and markets pitching machines and other baseball training equipment to sporting goods dealers and other sporting goods channels. These products are marketed using catalogs and outside salesmen to service the local dealers. ATEC has one of the broadest and most versatile line of pitching machines in the market today, and with the use of the latest technology, has continued to meet the training needs of professional, college, high school, and youth baseball and softball leagues.

  Customers

       The Company's revenues are not dependent upon any one or a few major customers. Instead, the Company enjoys a very large and diverse customer base. The Company's customers include all levels of public and private schools, colleges, universities and military academies, municipal and governmental agencies, military facilities, churches, clubs, camps, hospitals, youth sports leagues, non-profit organizations, team dealers, and certain large retail sporting goods chains. SSG believes its customer base in the  United States is the  largest in the  institutional direct mail market for sports related equipment. The Company's institutional customers typically receive annual appropriations for sports related equipment, which appropriations are generally spent in the period preceding the season in which the sport or athletic activity occurs. While institutions are subject to budget constraints, once allocations have been made, aggregate levels of expenditures are typically not reduced.

       Approximately 7%, 7%, and 8% of the Company's sales in fiscal 1998, 1997 (which consisted of the eleven months ending September 26, 1997), and 1996 respectively, were to the United States Government, a majority of which sales were to military installations. SSG has a contract with the General Services Administration (the "GSA Contract") that grants the Company an "approved" status when attempting to make sales to military installations or other governmental agencies. The existing GSA Contract expires in December 2001. Under the GSA Contract, the Company agrees to sell approximately 700 products to United States Government agencies and departments at catalog prices or at prices consistent with any discount provided to other customers of the Company. Products sold to the United States Government under the GSA Contract are always sold at the Company's lowest offered price. The Company also has a contract with the General Services Administration for the sale of approximately 40 camp related products with terms similar to the GSA Contract. This contract expires in August 2002.

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

  Seasonal Factors and Backlog

       Historically, SSG's revenues have peaked in the second, third and fourth fiscal quarters of each year due primarily to the seasonal demand for product offered by the Company. Less revenues are generated in the fourth calendar quarter because of the reduced demand arising from decreased sports activities, adverse weather conditions inhibiting customer demand, holiday seasons and school recesses. See Note 13 to the consolidated financial statements included in Item 8. -- "Financial Statements and Supplementary Data."

       SSG had a backlog for continuing operations of approximately $2,433,000 at October 2, 1998, compared to approximately $2,526,000 at September 26, 1997.

  Manufacturing and Suppliers

       The Company manufactures, assembles, and distributes many of its products at its five facilities. See Item 2. -- "Properties." Game tables, gym mats, netting, and tennis and baseball equipment are manufactured in the Company's two Anniston, Alabama plants. Gymnastics equipment is manufactured at SSG's facility in Cerritos, California. Baseball and softball pitching machines are manufactured at SSG's newly acquired facility in Reno, Nevada. Items of steel and aluminum construction, such as soccer field equipment and weight equipment, are principally manufactured at SSG's facilities in Farmers Branch, Texas.

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

  Competition

       SSG competes in the institutional market principally with local sporting goods dealers, retail sporting goods stores, and other direct catalogue sporting goods companies. These competitors occasionally fill institutional orders with Company products. The Company has identified approximately 15 other direct mail companies in the institutional market. SSG believes that most of these competitors are substantially smaller than SSG in terms of geographic coverage, products, and revenues.

       The Company competes in the institutional market principally on the basis of brand, price, product availability and customer service. SSG believes it has an advantage in the institutional market over traditional sporting goods retailers and team dealers because its selling prices do not include comparable price markups attributable to wholesalers, manufacturers, and/or distributors. In addition, the Company's ability to control the availability of goods it manufactures enables it to respond more rapidly to customer demand. SSG believes its direct mail competitors operate primarily as wholesalers and distributors, with little or no manufacturing capability.

  Government Regulation

       Many of the Company's products are subject to 15 U.S.C.A. SS 2051-2084 (1998 and Supp. 1998), among other laws, which empowers the Consumer Product Safety Commission (the "CPSC") to protect consumers from hazardous sporting goods and other articles. The CPSC has the authority to exclude from the market certain articles that are found to be hazardous and can require a manufacturer to refund the purchase price of products that present a substantial product hazard. CPSC determinations are subject to court review. Similar laws exist in some states and cities in the United States.

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

  Employees

       On October 2, 1998, SSG had approximately 425 full-time employees in its core institutional business, 174 of whom were involved in the Company's manufacturing operations. SSG also hires part-time and temporary employees primarily during the summer months. None of the Company's employees are represented by a union, and the Company believes its relations with employees is good.

                      EXECUTIVE OFFICERS OF THE COMPANY

                                                           Year
                                                           First
                                                          Became
          Name          Age       Present Position        Officer
          ----          ---       ----------------        -------
  Geoffrey P. Jurick    58   Chairman of the Board and     1996
                             Chief Executive Officer

  John P. Walker        35   President, Chief Operating    1996
                             Officer and Chief Financial
                             Officer

  Terrence M. Babilla   36   Executive Vice President,     1995
                             General Counsel and
                             Secretary

  Adam L.Blumenfeld     28   Vice President of Sales       1998
                             and Marketing

  All officers are elected for a term of one year or until their successors are duly elected.

  Item 2.   Properties.

       The Company leases (i) a 135,000 square foot corporate headquarters and manufacturing facility and (ii) a 181,000 square foot warehouse facility, each of which is located in Farmers Branch, Texas. The 135,000 square foot facility is under a lease expiring in July 2001. The 181,000 square foot warehouse facility is under a lease expiring in December 2004, with two (2) five year renewal options. The Company also leases a 45,000 square foot gymnastics equipment manufacturing facility in Cerritos, California which expires in December 2001, and a 50,000 square foot pitching machine manufacturing facility in Reno, Nevada which expires in June 1999.

       The Company owns (i) a 35,000  square foot foam product and  netting
  manufacturing  plant  and   (ii)  a   45,000  square   foot  game   table
  manufacturing plant, both of which are located in Anniston, Alabama.

  Item 3.   Legal Proceedings.

       The Company from time to time becomes involved in various claims and lawsuits incidental to its business. In management's opinion, any ultimate liability arising out of currently pending product liability claims will not have a material adverse effect on the Company's financial condition or results of operations. However, any claims substantially in excess of the Company's insurance coverage, or any substantial claim not covered by insurance, could have a material adverse effect on the Company's results of operations and financial condition. See Item 1. -- "Business -- Product Liability and Insurance."

       On September 29, 1997, the Company terminated Mr. Eugene Davis as Vice Chairman and a Consultant and requested that Mr. Davis resign as a director of the Company. The circumstances surrounding such termination are the subject of two proceedings. On September 30, 1997, the Company filed a complaint in the United States District Court for the Northern District of Texas, Dallas Division, seeking a declaration as to the existence of an alleged consulting agreement and as to the Company's continuing obligations to make payments to Mr. Davis. Thereafter, Mr. Davis filed a complaint in the Law Division of the Superior Court of New Jersey, against the Company for breach of an alleged consulting agreement and against certain officers of the Company for tortious interference with contractual relationships. The Company intends to vigorously defend itself and the individual defendants against Mr. Davis' complaint.

  Item 4.   Submission of Matters to a Vote of Security Holders.

       Not Applicable.

                                  PART II.

  Item 5.   Market for Registrant's Common  Equity and Related  Stockholder
  Matters.

       SSG's common stock, par value $.01 per share (the "Common Stock") is traded on the New York Stock Exchange, Inc. ("NYSE") under the symbol GYM. SSG's Common Stock Purchase Warrants, which were distributed as a special dividend to the Company's stockholders on December 27, 1993 (the "1993 Warrants"), are traded on the American Stock Exchange, Inc. ("AMEX") under the symbol GYMW. The 1993 Warrants are scheduled to expire on December 15, 1998. As of November 5, 1998, there were 3,908 holders of the Common Stock (including individual security position listings). The following table sets forth the range for the periods indicated of the high and low sales prices for the Common Stock and the 1993 Warrants (after giving effect to the 5 for 4 stock split declared by the Company on January 26, 1994). There is no fourth quarter 1997 information set forth in the following table due to the Company's change in its fiscal year end from October 31 to September 30.

                            Common Stock          1993 Warrants
                          High        Low        High       Low
                          ----        ---        ----       ---
  1997       First        6-7/8      4-5/8       5/16       1/16
             Quarter
             Second       6-1/2      5-1/8       5/16       1/64
             Quarter
             Third        8-7/8      5-3/8       1/8        1/32
             Quarter

  1998       First        8-1/2      6-1/8       5/32       1/32
             Quarter
             Second       9-7/8      7-1/4       1/32       1/32
             Quarter
             Third       10-1/4      8-1/8       1/16       1/16
             Quarter
             Fourth      9-15/16     6-7/8       N/A*       N/A*
             Quarter

            * No trading activity this quarter

       The Company currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its capital stock in the foreseeable future.

       On January 14, 1998, the Company issued 50,000 shares of restricted stock to John P. Walker, President, Chief Operating Officer, Chief Financial Officer, and director of the Company in a privately negotiated transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended (i.e., a transaction by an issuer not involving a public offering). One third of these shares vested immediately and the remaining shares are scheduled to vest in twenty-four equal monthly installments beginning February 15, 1998. The Company did not receive any cash proceeds from the issuances of these shares.

       On May 28, 1997, the Company approved the repurchase of up to 1,000,000 shares of its issued and outstanding common stock in the open market and/or privately negotiated transactions. Such purchases are subject to price and availability of shares, working capital availability and any alternative capital spending programs of the Company. As of October 2, 1998, the Company had repurchased approximately 721,000 of its issued and outstanding common stock in the open market and privately negotiated transactions. On October 28, 1998, the Company approved a second repurchase program of up to an additional 1,000,000 shares of its issued and outstanding common stock in the open market and/or privately negotiated transactions. Again, such purchases are subject to price and availability of shares, working capital availability and any alternative capital spending programs of the Company.


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

                          SELECTED FINANCIAL DATA (4)
                (Amounts in thousands, except per share amounts)


                                                 Eleven
                                       Year      Months     Year     Ten Months
                                       Ended     Ended      Ended       Ended    Year Ended
                                       Oct. 2    Sep. 26    Nov. 1     Oct. 31    Dec. 31
                                        1998      1997      1996         1995       1994
                                        ----      ----      ----         ----       ----
Statement of Earnings Data:
Net revenues                          $97,292    $79,109   $80,521     $65,134    $66,920
Gross profit                           37,726     31,404    29,955      25,259     26,326
Operating profit (loss)                 7,157      4,226       (65)      3,894      5,162
Interest expense                          474        757     1,372       1,126        973
Other income (expense), net               841         83        38         209         (5)
Earnings (loss) from continuing
     operations                         4,964      2,576      (964)      1,847      2,802
Earnings (loss) from discontinued
     operations                           --      (2,574)  (17,773)       (457)     1,900
 Net earnings (loss)                    4,964          2   (18,737)      1,390      4,702
Net earnings (loss) per common share
     from continuing operations(1)       0.62       0.32     (0.14)       0.27       0.43
Net earnings (loss) per common share
     from discontinued operations(1)(3)   --       (0.32)    (2.64)      (0.07)      0.29
Net earnings (loss) per common share(1)  0.62       0.00     (2.78)       0.20       0.72
Net earnings (loss) per common share
     from continuing operations-
     assuming dilution(1)                0.60       0.32     (0.14)       0.27       0.42
Net earnings (loss) per common share
     from discontinued operations-
     assuming dilution(1)(3)              --       (0.32)    (2.63)      (0.07)      0.28
Net earnings (loss) per common share-
     assuming dilution (1)              $0.60      $0.00    $(2.77)      $0.20      $0.70
Weighted average common shares
    outstanding(1)                      8,026      8,146     6,747       6,941      6,490
Weighted average common shares
    Outstanding _ assuming dilution(1)  8,237      8,151     6,768       6,950      6,760
Cash dividends declared per
    common share (2)                      --         --        --       $  .12    $   .13



                                     At Oct. 2  At Sept. 26  At Nov. 1  At Oct. 31  At Dec. 31
  Balance Sheet Data:                  1998       1997        1996        1995        1994
                                       ----       ----        ----        ----        ----
  Working capital                     $25,245    $24,006     $21,322     $42,231     $32,886
  Total assets                         54,804     50,484      70,009      86,355      71,616
  Long-term obligations, net            5,161      4,418      24,338      29,199      16,698
  Total liabilities                    13,626     11,527      40,846      38,745      25,143
  Stockholders' equity                 41,178     38,957      29,163      47,610      46,473

  (1)       Reflects the 5 for 4 stock split declared during January, 1994.
  (2) Dividends declared in 1995 consisted of a $0.03 per share dividend for the first three quarters. Dividends declared in 1994 consisted of a $0.04 per share dividend for the fourth quarter of 1993 and a $0.03 per share dividend for the first, second and third quarters of 1994.
  (3) See Note 10 to the consolidated financial statements included in Item 8. _ "Financial Statements and Supplementary Data."
  (4) During 1995, the Company changed its financial reporting year end from December 31 to October 31. Consequently, the fiscal year ended October 31, 1995 is a transition period consisting of ten calendar months. During 1997, the Company changed its financial reporting year end from October 31 to September 30. Therefore, the fiscal year ended September 26, 1997 is a transition period consisting of eleven calendar months.


  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

       The following table sets forth, for the periods indicated, certain items related to the Company's continuing operations as a percentage of net revenues. During 1997, the Company changed its financial reporting year end from October 31 to September 30. Therefore, the fiscal year ended September 26, 1997 is a transition period consisting of eleven calendar months. See Note 1 to the consolidated financial statements included in Item 8. _ "Financial Statements and Supplementary Data".

                                         For the       For the      For the
                                        12 Months     11 Months    12 Months
                                         Ended         Ended         Ended
                                         Oct. 2,      Sep. 26,      Nov. 1,
                                          1998          1997         1996
                                          ----          ----         ----
  Net revenues (in thousands)           $97,292       $79,109      $80,521
                                         100.0%        100.0%       100.0%
  Cost of sales                           61.2%         60.3%        62.8%
  Selling, general and administrative
      Expenses                            30.2%         32.7%        37.3%
                                          ----          ----         ----
  Operating profit (loss)                  7.7%          5.3%        (0.1)%
                                          ====          ====         ====

       In May 1996, the Company sold substantially all of the assets of its Gold Eagle Professional Golf Products Division ("the Gold Eagle Division") and approved a formal plan to dispose of its remaining retail segment operations comprised of golf balls and golf related accessories. In March 1997, the Company sold its remaining retail segment operations. See Note 10 to the consolidated financial statements included in Item 8. _ "Financial Statements and Supplementary Data". As a result, the accompanying consolidated financial statements present SSG's retail segment as a discontinued operation through the date of disposal. Due to the change in the Company's fiscal year end from October 31 to September 30, the fiscal year ended September 26, 1997 is comprised only of an 11 month period. Therefore, certain financial data for 1998, 1997, and 1996 presented within this section also includes (where indicated) comparative information relative to the twelve months ended September 26, 1997 and the eleven months ended September 30, 1996 (which information is unaudited) to provide a more meaningful discussion of comparable operating results. The following discussion regarding 1998 as compared to 1997 and 1997 as compared to 1996, unless otherwise indicated, relates to the Company's continuing operations only.

  1998 Compared to 1997

  The following table summarizes certain financial information relating to the Company's results of continuing operations for the twelve month period ended October 2, 1998 and the comparable twelve month period of 1997:

                                                   1997
                                  1998          (unaudited)
                                 ----------      ----------
         Net Revenues           $97,291,991     $86,025,581
         Gross Profit           $37,726,176     $33,248,371
         SG&A                   $29,385,623     $29,482,847
         Net Earnings            $4,964,311      $1,306,699


  Net Revenues. Net revenues for the fiscal year ended October 2, 1998 increased by approximately $18.2 million (23.0%) as compared to the eleven month period ended September 26, 1997. Net revenues for the fiscal year ended October 2, 1998 increased by approximately $11.3 million (13.1%) as compared to the twelve month comparable period ended September 26, 1997. The increase in net revenues reflects increases in revenues associated primarily with the Company's Youth, U.S. Games, and track and field divisions as well as the Company's new subsidiary, ATEC, which was acquired on December 1, 1997. These increases were partially offset by a decrease in Government sales. If government spending continues to be reduced, the Company will continue to experience a decrease in government sales in future periods. Net revenues were also adversely impacted because the Company mailed significantly less catalogs to its customers after consolidating the BSN, GSC, and Passons' catalogs into one catalog. The benefits from reducing catalog and postage expenses are reflected in the "Selling, General and Administrative Expenses." The Company is constantly reviewing its marketing methods to maximize revenue growth and minimize expenses. As a result of the ATEC acquisition, the Company expects to experience an increase in sales related to sporting goods dealers and retailers.

  Gross Profit. Gross profit for the fiscal year ended October 2, 1998 increased by approximately $6.3 million (20.1%) as compared to the eleven month period ended September 26, 1997 and $4.5 million (13.5%) as compared to the twelve month period ended September 26, 1997. As a percentage of net revenues, gross profit decreased to 38.8% in 1998 from 39.7% for the fiscal year ended September 26, 1997 as a result of sales related to ATEC and the Youth division, as such sales have lower margins than other sales within the Company's business. In the event that revenues related to ATEC and the Youth division continue to represent a larger percentage of total revenues, the Company may experience a decrease in gross profit as a percentage of net revenues in future periods.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses for the fiscal year ended October 2, 1998 increased by approximately $3.5 million (13.6%) as compared to the eleven month period ended September 26, 1997 and decreased $97,000 (0.3%) as compared to the twelve month period ended September 26, 1997. As a percentage of net revenues, operating expenses decreased from 32.7% to 30.2% for the fiscal year ended October 2, 1998 as compared to the fiscal year ended September 26, 1997. The decrease in these expenses as a percentage of net revenues was primarily due to the following factors:

  (i) A decrease in catalog expenses associated with the Company's consolidation of the BSN, GSC, and Passons' catalogs.

  (ii) A  decrease  in  bad debt  expense  associated  with  the  Company's
    successful  collection  efforts   and  better  credit  evaluations   of
    potential customers.

  The decrease in operating expenses, as discussed above, was partially offset by the additional operating expenses associated with Company's acquisition of ATEC. As the Company completes its system implementation project and begins amortization of the capitalized costs associated with the project, the Company will experience an increase in general and administrative costs related to amortization. The Company anticipates amortizing the capitalized costs associated with the project beginning in May, 1999. The 1999 effect of the amortization is expected to be approximately $300,000. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Impact of year 2000 and System Implementation."

  Nonrecurring Charges. The Company recorded a nonrecurring pre-tax charge of approximately $1.2 million in the fourth quarter of the fiscal year ended October 2, 1998 for compensation payments and a consulting agreement relating to the retirement of Peter Blumenfeld, President and Chief Operating Officer of the Company. The severance payments were paid upon his retirement, and the consulting agreement will be paid through July, 2000.

  Operating Profit. Operating profit increased by approximately $2.9 million (69.3%) to a profit of $7.2 million in fiscal year 1998 as compared to the eleven month period ended September 26, 1997 and increased by $4.7 million as compared to the twelve month period ended September 26, 1997. As a percentage of net revenues, operating profit increased to 7.4% in fiscal 1998 from 5.3% for the fiscal year ended September 26, 1997. The increase in operating profit reflects the impact of the (i) increase in gross profit dollars and (ii) the decrease in operating expenses as a percentage of revenues as discussed above.

  Interest Expense.    Interest expense  decreased  approximately  $283,000
  (37.4%) to $474,000 in fiscal 1998 from $757,000 for the fiscal year ended September 26, 1997 and by $399,000 (45.7%) as compared to the twelve month period ended September 26, 1997. The decrease in interest expense resulted from reduced interest rates and overall reduced levels of borrowings. The Company anticipates borrowings under its Senior Secured Credit Facility will increase over the next twelve months as the Company continues to purchase common stock under its stock buyback program and incurs costs associated with its system implementation project, As a result of increased borrowings in the future, the Company anticipates interest expense will increase in future periods. See Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

  Other Income, Net. Other income increased approximately $758,000 in fiscal 1998 as compared to the fiscal year ended September 26, 1997 and $759,000 as compared to the twelve month period ended September 26, 1997.
  The increase in other income resulted from promotional agreements entered into between the Company and certain corporate sponsors of a market segment. Other income also included services provided to Emerson such as
  human  resources,  advertising,  warehousing/distribution,  and   banking
  functions as  provided in  a Management  Services Agreement  between  the
  Company and  Emerson  effective  May  1997.    See  Item  13  _  "Certain
  Relationships and Related Transactions". As promotional agreements have currently expired, the Company anticipates a reduction in other income.

  Provision for Income Taxes. The provision for income taxes increased approximately $1.6 million to a provision of $2.6 million in fiscal 1998 from a provision of $976,000 in fiscal 1997. The Company's effective tax rate increased to 34.0% in fiscal 1998 from 27.5% in fiscal 1997. See
  Note 4 to the consolidated financial statements included in Item 8 -- "Financial Statements and Supplementary Data".

  Earnings from Continuing Operations. Earnings from continuing operations increased approximately $2.4 million to $5.0 million in 1998 from $2.6 million in fiscal 1997 and increased approximately $3.7 million as compared to the twelve month period ended September 26, 1997. As a percentage of the net revenues, net earnings increased to 5.1% in 1998 from 3.3% in fiscal 1997. Earnings per share before dilution from continuing operations increased to $0.62 per share in 1998 from $0.32 per share in fiscal 1997. The fiscal year ended October 2, 1998 includes a decrease of approximately 1.5% in weighted average shares outstanding.

  1997 Compared to 1996

  The following table summarizes certain financial information relating to the Company's results of continuing operations for the eleven month period ended September 26, 1997 and the comparable eleven month period of 1996:


                                                    1996
                                  1997           (unaudited)
                                ----------       ----------
         Net Revenues          $79,109,063      $73,604,273
         Gross Profit          $31,403,655      $28,110,058
         SG&A                  $25,877,428      $26,414,557
         Net Earnings           $2,576,000         $305,611

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

  Gross Profit. Gross profit for the eleven month period ended September 26, 1997 increased by approximately $1.4 million (4.8%) as compared to the fiscal year ended November 1, 1996 and $3.3 million (11.7%) as compared to the eleven month period ended September 30, 1996. As a percentage of net revenues, gross profit increased to 39.7% in 1997 from 37.2% for the fiscal year ended November 1, 1996. The dollar increase as well as the increase in gross profit as a percentage of net revenues was primarily attributable to the increase in sales related to SSG's youth league division.

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

  Other Income, Net. Other income increased approximately $45,000 in fiscal 1997 as compared to the fiscal year ended November 1, 1996. The increase in other income resulted from services provided to Emerson such as human resources, advertising, warehousing/distribution, and banking functions as provided in a Management Services Agreement between the Company and Emerson effective May 1997. See Item 13 _ "Certain Relationships and Related Transactions".

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

  Liquidity and Capital Resources

  The Company's working capital increased approximately $1.2 million during the fiscal year ended October 2, 1998, from $24.0 million at September 26, 1997 to $25.2 million at October 2, 1998. The increase in working capital is primarily a result of: (i) the inventory acquired from the acquisition of ATEC in December, 1997; and (ii) a $2.7 million increase in trade receivables due to higher revenues. This increase was partially offset by a $1.7 million decrease in federal income tax receivable as the Company received its federal tax refund in the third quarter of fiscal 1998.

  As of October 2, 1998, the Company had total borrowings under its senior credit facility of approximately $5.4 million including a term loan of $1.0 million which is payable in quarterly installments of principal and accrued interest of $125,000 through October 31, 2000, outstanding letters of credit for foreign purchases of inventory of approximately $1.9 million, and availability of approximately $14.7 million. The net increase of $787,000 in borrowings under the senior credit facility as compared to September 26, 1997 reflects the cash payment for the ATEC acquisition in December, 1997 and cash purchases of the Company's common stock in the open market offset by the federal income tax refund received in the third quarter of fiscal 1998.

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

  On May 28, 1997, the Company approved the repurchase of up to 1,000,000 shares of its issued and outstanding common stock in the open market and/or privately negotiated transactions. Such purchases are subject to price and availability of shares, working capital availability and any alternative capital spending programs of the Company. As of October 2, 1998, the Company had repurchased approximately 721,000 of its issued and outstanding common stock in the open market and privately negotiated transactions. On October 28, 1998, the Company approved a second repurchase program of up to an additional 1,000,000 shares of its issued and outstanding common stock in the open market and/or privately negotiated transactions. Again, such purchases are subject to price and availability of shares, working capital availability and any alternative capital spending programs of the Company. Except as described in the next paragraph, the company does not currently have any material commitments for capital expenditures.

  Impact of Year 2000 and System Implementation

  The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Some of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a failure or miscalculation causing disruptions of operations, including the inability to process transactions or engage in normal business activities. The Company has determined that it will be necessary to replace significant portions of its software and hardware so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company expects that with successful conversions to new software that are Year 2000 compatible, the Year 2000 Issue will pose no significant operational problems for its computer systems. However, if such conversions are not made, or are not successfully completed on a timely basis, the Year 2000 issue and system implementation could have a material adverse effect on the Company's operations because there are no other viable alternatives or contingency plans in place for the Company. The Company is utilizing internal and external resources to convert to, test, and implement the new software. The Company anticipates completing the Year 2000 project and system implementation during calendar year 1999. The Company is in the process of implementing a new system and has determined the total estimated cost of the system implementation project to range between $3.5 and $4.5 million. The cost of the system implementation project will be funded through operating cash flows and borrowings under the Company's senior credit facility. The Company has currently spent approximately $2.0 million for the project and expects to be within the original estimate at the date of completion. The majority of these cost associated with the Year 2000 and system implementation project will be capitalized and amortized.

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

  Certain Factors that May Affect the Company's Business or Future Operating Results

  This report contains various forward looking statements and information that are based on Management's beliefs as well as assumptions made by and information currently available to Management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "predict", "project", and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Among the key factors that may have a direct bearing on the Company's results are set forth below.

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

  The Company ships approximately 80% of its products using United Parcel Service ("UPS"). As experienced in 1997, a strike by UPS or any of its major carriers could adversely affect the Company's results of operations due to not being able to deliver its products in a timely manner and using other more expensive freight carriers. Although the Company has analyzed the cost benefit effect of using other carriers, the Company continues to utilize UPS for the majority of its small package shipments.

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

  Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

          Not Applicable


  Item 8.   Financial Statements and Supplementary Data.

  Sport Supply Group, Inc.

  Index to Financial Statements

                                                                    Page

  Report of Independent Auditors

  Consolidated Balance Sheets as of October 2, 1998 and
   September 26, 1997

  Consolidated Statements of Operations for the Year Ended
   October 2, 1998, the Eleven Month Period Ended
   September 26, 1997, and the Year Ended November 1, 1996,

  Consolidated Statements of Stockholders' Equity for the Year Ended October 2, 1998, the Eleven Month Period
   Ended September 26, 1997, and the Year Ended
   November 1, 1996

  Consolidated Statements of Cash Flows for the Year Ended
   October 2, 1998, the Eleven Month Period Ended
   September 26, 1997, and for the Year Ended November 1, 1996

  Notes to Consolidated Financial Statements

  Financial statement schedules are omitted as the required information is presented in the consolidated financial statements or the notes thereto or is not necessary.

                        REPORT OF INDEPENDENT AUDITORS


  To the Board of Directors of Sport Supply Group, Inc.:

       We have audited the accompanying consolidated balance sheets of Sport Supply Group, Inc. and subsidiary as of October 2, 1998 and September 26, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flow for the year ended October 2, 1998, and the eleven month period ended September 26, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sport Supply Group, Inc. and subsidiary as of October 2, 1998 and September 26, 1997, and the consolidated results of its operation and its cash flow for the year ended October 2, 1998 and the eleven month period ended September 26, 1997 in conformity with generally accepted accounting principles.

                                  ERNST & YOUNG LLP

  Dallas, Texas
  November  6, 1998

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

  To Sport Supply Group, Inc.:

       We have audited the accompanying consolidated statement of operations, stockholders' equity and cash flow of Sport Supply Group, Inc. (a Delaware corporation) and subsidiary for the year ended November 1, 1996. These financial statements are the responsibility of
       the Company's management.   Our  responsibility  is to  express  an
       opinion  on  these financial statements based on our audit.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Sport Supply Group, Inc. and subsidiary's operations and their cash flow for the year ended November 1, 1996, in conformity with generally accepted accounting principles.

                                  ARTHUR ANDERSEN LLP
  Dallas, Texas,
  January 29, 1997


                   SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                 AS OF OCTOBER 2, 1998 AND SEPTEMBER 26, 1997

                                                 October 2,  September 26,
                                                    1998         1997
                                                 ----------   ----------
CURRENT ASSETS :
    Cash                                        $ 1,035,466  $   602,779
    Accounts receivable --
        Trade, less allowance for doubtful
         accounts of $372,000 in 1998 and
         $797,000 in 1997                        16,151,371   13,452,286
        Other                                       572,234      467,661
    Income taxes receivable                             --     1,653,875
    Inventories, net                             14,102,837   12,284,425
    Other current assets                            943,521      583,414
    Deferred tax assets                             904,318    2,069,678
                                                 ----------   ----------
        Total current assets                     33,709,747   31,114,118
                                                 ----------   ----------
DEFERRED CATALOG EXPENSES                         1,916,035    1,150,514

PROPERTY, PLANT AND EQUIPMENT :
    Land                                              8,663        8,663
    Buildings                                     1,595,228    1,595,228
    Machinery and equipment                       5,585,710    5,661,315
    Furniture and fixtures                        2,683,122    2,427,527
    Leasehold improvements                        2,764,384    2,277,372
                                                 ----------   ----------
                                                 12,637,107   11,970,105
                                                 ----------   ----------
    Less -- Accumulated depreciation
     and amortization                            (7,574,023)  (6,638,319)
                                                 ----------   ----------
                                                  5,063,084    5,331,786
                                                 ----------   ----------
DEFERRED TAX ASSETS                               4,659,189    5,838,895

COST IN EXCESS OF TANGIBLE NET ASSETS ACQUIRED,
    less accumulated amortization of $1,240,000
    in 1998 and $1,130,000 in 1997                3,174,725    2,959,114

TRADEMARKS, less accumulated amortization of
    $1,136,000 in 1998 and $935,000 in 1997       3,163,290    3,364,046

OTHER ASSETS, less accumulated amortization of
    $994,000 in 1998 and $1,119,000 in 1997       3,117,545      725,624
                                                 ----------   ----------
                                                $54,803,615  $50,484,097
                                                 ==========   ==========

CURRENT LIABILITIES :
    Accounts payable                            $ 6,178,080  $ 4,956,830
    Income taxes payable                             87,250          --
    Accrued property taxes                          218,201      294,882
    Other accrued liabilities                       893,598    1,292,247
    Notes payable and capital lease
     obligations, current portion                 1,087,809      564,638
                                                 ----------   ----------
                                                  8,464,938    7,108,597
                                                 ----------   ----------
DEFERRED GAIN                                            --       22,091
NOTES PAYABLE AND CAPITAL LEASE
    OBLIGATIONS, net of current portion           5,160,965    4,396,090

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
    Preferred stock, par value $0.01, 100,000
        shares authorized, no shares outstanding
        in 1998 or 1997                                  -            -
    Common stock, par value $0.01, 20,000,000
        shares authorized, 9,243,195 and
        9,158,749 shares issued in 1998 and
        1997, 7,754,703 and 8,084,384 shares
        outstanding in 1998 and 1997                 92,432       91,588
    Paid-in capital                              59,100,187   58,574,218
    Retained deficit                             (4,745,046)  (9,709,357)
    Treasury stock, at cost, 1,488,492 shares
        in 1998 and 1,074,365 shares in 1997    (13,269,861)  (9,999,130)
                                                 ----------   ----------
                                                 41,177,712   38,957,319
                                                 ----------   ----------
                                                $54,803,615  $50,484,097
                                                 ==========   ==========

The accompanying notes are an integral part of these financial statements.

                   SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
        For The Year Ended October 2, 1998, The Eleven Month Period Ended
         September 26, and The Year Ended November 1, 1996 (See Note 1)


                                              1998         1997         1996
                                           ----------   ----------   ----------
NET REVENUES                              $97,291,991  $79,109,063  $80,520,837

COST OF SALES                              59,565,815   47,705,408   50,566,008
                                           ----------   ----------   ----------
GROSS PROFIT                               37,726,176   31,403,655   29,954,829

SELLING, GENERAL AND ADMINISTRATIVE
  EXPENSES                                 29,385,623   25,877,428   30,019,994

NONRECURRING CHARGES                        1,184,024    1,300,000         --
                                           ----------   ----------   ----------
  Operating profit (loss)                   7,156,529    4,226,227      (65,165)

OTHER INCOME (EXPENSE):

  Interest expense                           (473,899)    (757,181)  (1,371,990)
  Other income, net                           840,763       82,523       37,962
                                           ----------   ----------   ----------
                                              366,864     (674,658)  (1,334,028)
  Earnings (loss) from continuing
    operations before (provision)
    benefit for income tax                  7,523,393    3,551,569   (1,399,193)

(PROVISION) BENEFIT FOR INCOME TAXES       (2,559,082)    (975,569)     435,536
                                           ----------   ----------   ----------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS  4,964,311    2,576,000     (963,657)

DISCONTINUED OPERATIONS:

  Loss from operations, net of income tax         --           --    (2,242,143)
    benefit
  Loss on disposal, net of income tax
    benefit                                       --    (2,574,000) (15,530,697)
                                           ----------   ----------   ----------
  Loss from discontinued operations               --    (2,574,000) (17,772,840)
                                           ----------   ----------   ----------
NET EARNINGS (LOSS)                        $4,964,311   $    2,000  $(18,736,497)
                                           ==========   ==========   ==========

EARNINGS (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE:

  Continuing operations                         $0.62        $0.32       ($0.14)
  Discontinued operations                        --          (0.32)       (2.64)
                                           ----------   ----------   ----------
  Net earnings (loss)                           $0.62        $ --       ($2.78)
                                           ==========   ==========   ==========

  Continuing operations - assuming
    dilution                                    $0.60        $0.32       $(0.14)
  Discontinued operations - assuming
    dilution                                      --         (0.32)       (2.63)
                                           ----------   ----------   ----------
  Net earnings (loss) - assuming dilution       $0.60        $ --       $ (2.77)
                                           ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING                   8,025,606    8,146,074    6,746,788
                                           ==========   ==========   ==========

WEIGHTED AVERAGE NUMBER OF
  COMMON AND COMMON
  EQUIVALENT SHARES OUTSTANDING -
   ASSUMING DILUTION                        8,236,530    8,151,414    6,768,488
                                           ==========   ==========   ==========


The accompanying notes are an integral part of these financial statements.


                   SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For The Year Ended October 2, 1998, The Eleven Month Period Ended September 26, 1997,
                 And The Year Ended Novenber 1, 1996 (See Note 1)
                                                                                                              Unrealized
                                Common Stock    Preferred Stock   Paid in    Retained      Treasury Stock      Holding
                               Shares   Amount  Shares Amount     Capital    Earnings     Shares     Amount     Period     Total
                                                                             (Deficit)                        Gain (loss)
                              --------- ------- ------ ------ -----------  ----------    -------  ------------ ------- -----------
Balance, October 31, 1995     7,551,337  75,513   --   $   -   46,649,095   9,025,140    829,664   (8,163,543)  23,760  47,609,965

Issuances of common stock
 upon exercises of
 outstanding stock options          562       6                     3,872                                                    3,878

Reissuances of treasury stock                                    (109,774)               (42,599)     419,157              309,383
Change in unrealized holding
 period gain (loss)                                                                                            (23,760)    (23,760)

Net loss                                                                  (18,736,497)                                 (18,736,497)
                              --------- ------- ------ ------ -----------  ----------    -------  ------------ ------- -----------
Balance, November 1, 1996     7,551,899 $75,519    --  $   -  $46,543,193 $(9,711,357)   787,065  $(7,744,386) $    -  $29,162,969
                              --------- ------- ------ ------ -----------  ----------    -------  ------------ ------- -----------
Issuances of common stock
 upon exercises of
 outstanding stock options        6,850      69                    47,025                                                   47,094

Issuances of common stock     1,600,000  16,000                11,984,000                                               12,000,000

Purchase of treasury stock                                                               287,300   (2,254,744)          (2,254,744)

Net earnings                                                                    2,000                                        2,000
                              --------- ------- ------ ------ -----------  ----------    -------  ------------ ------- -----------
Balance, September 26, 1997   9,158,749 $91,588    --  $   -  $58,574,218 $(9,709,357) 1,074,365  $(9,999,130) $    -  $38,957,319
                              --------- ------- ------ ------ -----------  ----------    -------  ------------ ------- -----------
Issuances of common stock
 upon exercises of
 outstanding stock options       73,387     734                   502,370                                                  503,104

Issuances of common stock        11,059     110                    70,293                                                   70,403

Purchase of treasury stock                                                               433,725   (3,486,453)          (3,486,453)

Reissuances of treasury shares                                    (46,694)               (19,598)     215,722              169,028

Net earnings                                                                4,964,311                                    4,964,311
                              --------- ------- ------ ------ -----------  ----------    -------  ------------ ------- -----------
Balance, October 2, 1998      9,243,195 $92,432    --  $   -  $59,100,187 $(4,745,046) 1,488,492 $(13,269,861) $    -  $41,177,712
                              --------- ------- ------ ------ -----------  ----------    -------  ------------ ------- -----------

The accompanying notes are an integral part of these financial statements.

                    SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
          For The Year Ended October 2, 1998, The Eleven Month Period
   Ended September 26, 1997, And The Year Ended November 1, 1996 (See Note 1)

                                                          1998         1997          1996
                                                        ---------   ----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES :
 Net earnings (loss)                                   $4,964,311  $     2,000  $(18,736,497)
 Adjustments to reconcile net earnings (loss)
      to net cash provided by (used in)
      operating activities --
  Loss on disposal of discontinued operations              --        2,574,000    15,530,697
  Depreciation and amortization                         1,390,178    1,284,156     2,528,716
  Provision for (recovery of) allowances for
      accounts receivable                                (428,756)    (244,730)      895,716
  Changes in assets and liabilities --
   (Increase) decrease in receivables                     346,687   (2,010,346)     (330,706)
   (Increase) decrease in inventories                  (1,041,239)   3,036,080     1,309,650
   (Increase) decrease in deferred catalogs and
        other current assets                           (1,125,628)   1,533,535      (403,562)
   (Increase) decrease in current deferred tax assets   1,165,360    3,813,663    (3,756,306)
   Increase (decrease) in accounts payable              1,221,250   (5,036,219)    2,777,383
   Increase (decrease) in accrued liabilities            (688,080)    (589,994)      603,017
   (Increase) decrease in other assets                 (2,429,091)     (64,547)      313,305
   (Increase) decrease in noncurrent deferred tax asset 1,179,706   (1,346,048)   (4,755,852)
  Other                                                   (22,091)     (11,046)       (4,646)
  Discontinued operations - noncash charges and
   working capital changes                                  --        (697,524)   11,135,347
                                                        ---------   ----------   -----------
 Net cash provided by operating activities              4,532,607    2,242,980     7,106,262
                                                        ---------   ----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES :
 Acquisitions of property, plant and equipment           (569,342)    (155,439)     (631,562)
 Proceeds from sale of investments                         14,044        --            9,300
 Payments for acquisitions, net of cash acquired       (1,500,682)       --            --
 Investing activities of discontinued operations            --
 Proceeds from sale of discontinued operations              --                         --
                                                        ---------   ----------   -----------
 Net cash provided by (used in) investing activities   (2,055,980)   8,003,730       112,720
                                                        ---------   ----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES :
 Proceeds from issuances of notes payable               2,916,984    1,159,560     3,245,046
 Payments of notes payable and capital lease
      obligations                                      (2,217,006) (21,031,054)   (7,853,698)
 Proceeds from common stock issuances                     742,535   12,047,094         3,877
 Dividends paid to stockholders                            --           --          (201,650)
 Purchase of treasury stock                            (3,486,453)  (2,254,744)        --
 Financing activities of discontinued operations            --          --        (2,547,811)
                                                        ---------   ----------   -----------
 Net cash used in financing activities                 (2,043,940) (10,079,144)   (7,354,236)
                                                        ---------   ----------   -----------
Net change in cash                                        432,687      167,566      (135,254)
Cash, beginning of period                                 602,779      435,213       570,467
                                                        ---------   ----------   -----------
Cash, end of period                                    $1,035,466  $   602,779  $    435,213
                                                        =========   ==========   ===========
The accompanying notes are an integral part of these financial statements.

                    SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
          For The Year Ended October 2, 1998, The Eleven Month Period
   Ended September 26, 1997, And The Year Ended November 1, 1996 (See Note 1)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :



                                                          1998        1997        1996
                                                        ---------   ----------   -----------
Cash paid during the period for interest               $  502,414  $ 1,297,675  $  2,448,631
                                                        =========   ==========   ===========

Cash paid during the period for income taxes           $    6,671  $    10,825  $    134,735
                                                        =========   ==========   ===========

During 1998, the Company acquired the assets of an entity. In connection with the acquisition, liabilities were assumed as follows :

 Fair value of assets acquired                         $2,388,750       --            --
 Cash paid for the acquisition, net                    (1,500,682)      --            --
 Debt issued for the acquisition                         (588,068)      --            --
                                                        ---------   ----------   -----------
 Liabilities assumed                                     $300,000  $    --      $     --
                                                        =========   ==========   ===========

The accompanying notes are an integral part of these financial statements.

                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               October 2, 1998


  1.   BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Background

  Sport Supply Group,  Inc. (the "Company"  or "SSG")  was incorporated  in
  1982. The assets of the Sports & Recreation Division of Aurora Electronics, Inc. (f/k/a BSN Corp., "Aurora") were contributed to the Company effective September 30, 1988. Prior to its initial public offering completed  in  April,  1991,  the  Company  was  a  wholly-owned
  subsidiary of  Aurora.    The  Company  is  engaged  principally  in  the
  manufacture and direct mail marketing of sports related equipment and leisure products to institutional and sporting goods team dealer customers in the United States. The Company manufactures many of the products it sells, including tennis, volleyball, and other sports nets; items of steel and aluminum construction, such as soccer and field hockey goals and volleyball, pole vault, and high jump standards; other track and field equipment; gymnastic and exercise mats; weight lifting equipment; tabletop games and various plastic items.

  Principles of Consolidation and Basis of Presentation

  The consolidated financial statements include the accounts of SSG and its wholly-owned subsidiary, Athletic Training Equipment Company, Inc., a Delaware corporation ("ATEC"). All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements also include estimates and assumptions made by management that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses, provisions for and the disclosure of contingent assets and liabilities. Actual results could materially differ from those estimates.

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

  Inventories

  Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out and weighted-average cost methods for items manufactured by the Company and weighted-average cost for items purchased for resale. As of October 2, 1998 and September 26, 1997 inventories (excluding inventories related to discontinued operations) consisted of the following:

                                               1998             1997
                                            ----------       ----------

  Raw materials                            $ 2,761,885      $ 2,410,009
  Work-in-process                              236,466          113,170
  Finished and purchased goods              11,530,406       10,471,262
                                            ----------       ----------
                                            14,528,757       12,994,441
  Less inventory reserve for obsolete or
  slow moving items                          (425,920)        (710,016)
                                            ----------       ----------
                                           $14,102,837      $12,284,425
                                            ==========       ==========

  The Company recorded a $950,000 provision for the year ended November 1, 1996 to establish an inventory reserve. This reserve reflects management's periodic assessment of the carrying value of the Company's inventory. For the year ended October 2, 1998 and September 26, 1997 the Company recorded approximately $284,000 and $240,000, respectively, against the reserve for the disposal of certain slow-moving inventory. As of October 2, 1998 and September 26, 1997, approximately 33% and 34% of total ending inventories were products manufactured by the Company with the balance being products purchased from outside suppliers. Sales of products manufactured by SSG accounted for approximately 31% and 35% of total net revenues in 1998 and 1997, respectively. Costs included in products manufactured by SSG include raw materials, direct labor, and manufacturing overhead.

  Advertising and Deferred Catalog Expenses

  The Company expenses the production costs of advertising as incurred, except for production costs related to direct-response advertising activities which are capitalized. Direct response advertising consists primarily of catalogs which include order forms for the Company's products. Production costs, primarily printing and postage, associated with catalogs are amortized over twelve months. The Company's advertising expenses for the year ended October 2, 1998, the eleven month period ended September 26, 1997, and the year ended November 1, 1996 were $2,864,000, $3,776,000, and $3,864,000, respectively.

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

       Depreciation of property, plant and equipment is provided by the straight-line method as follows:

                 Buildings                     Thirty to Forty years
                 Machinery and Equipment       Five years
                 Furniture and Fixtures        Five years

  Intangible Assets

  Cost in excess of tangible net assets acquired relates to acquisitions made by the Company. Trademarks relate to costs incurred in connection with the licensing agreements for the use of certain trademarks in conjunction with the sale of the Company's products. Other intangible assets are classified as other assets and consist principally of patents and system implementation costs.

       Amortization of intangible assets is provided by the straight-line method as follows:

            Cost in excess of tangible net assets
                 acquired -- principally forty years

            Trademarks -- five to forty years

            Patents -- seven to eleven years

  Management periodically assesses the recoverability of the carrying value of intangible assets in relation to current and anticipated net earnings and cash flows. Based on management's assessment, the Company believes its investments in intangible assets are fully realizable as of October 2, 1998.

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

  Recently Issued Accounting Pronouncements

  In 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and related Information" which is required to be adopted in fiscal year 1999. As this standard only provides guidance for disclosure of segment information, its adoption will have no effect on the financial position or results of operations of the Company.

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

       Transactions under the plan are summarized as follows:
                                                      Exercise Prices/
                               Shares                 Weighted Avg.
                                                      Price
                               -------                -------------
       Outstanding at
       October 31, 1995        811,772               $4.80 - $14.25

       Granted                  29,125               $6.50 - $7.13
       Exercised                  (562)              $6.90
       Forfeited              (154,862)              $6.88 - $14.25
                               -------                -------------
       Outstanding at
       November 1, 1996        685,473               $8.85

       Granted                 594,375               $7.49
       Exercised                (6,850)              $6.88
       Forfeited              (232,425)              $7.92
                               -------                -------------
       Outstanding at
       September 26, 1997    1,040,573               $7.26

       Granted                 286,675               $7.65
       Exercised               (73,387)              $6.86
       Forfeited              (393,575)              $8.06
                               -------                -------------
       Outstanding at
       October 2, 1998         860,286               $7.30
                               =======                =============



       Stock Options Outstanding as                Stock Options Exercisable
         of Oct. 2, 1998                               as of Oct. 2, 1998

                             Wtd. Avg.  Wtd. Avg.                 Wtd. Avg.
  Range of Exercise          Remaining  Exercise                  Exercise
      Prices        Shares     Life      Price         Shares       Price
      ------        ------     ----      -----         ------       -----
  $5.60 - $8.38     860,286   7.6yrs.    $7.30         405,284      $7.06


  All options granted under the stock option plan during the year ended October 2, 1998, the eleven month period ended September 26, 1997, and the year ended November 1, 1996 were at exercise prices equal to or greater than the fair market value of the Company's stock on the date of the grant. On May 13, 1996, the Company repriced the exercise price to the current fair market value of certain employees' (excluding officers and directors) stock options that were granted pursuant to the stock option plan and that had an original exercise price in excess of the fair market value of the common stock on May 13, 1996 of $6.875. The exercise
  price of  these options  was lowered  to $6.875.   On  January 23,  1997,
  certain officers' options were  repriced to an  amount above the  current
  fair market value.   The exercise price of  these options was reduced  to
  $7.50.   As of  October 2,  1998, there  were 708,655 shares available  for option grants under the stock option plan.

  In addition to options granted pursuant to the stock option plan, the Company periodically grants options to purchase shares of SSG's common stock that are not reserved for issuance under the stock option plan ("non-Plan options"). During the year ended November 1, 1996, the Company granted 20,000 non-Plan options. All non-Plan options granted were at exercise prices ranging from $6.88 to $15.00 per share. Such exercise prices were equal to or greater than the fair market value of the Company's common stock on the dates of grant.

  As of October 2, 1998, there were a total of 960,286 options (including non-Plan options) outstanding with exercise prices ranging from $5.60 per share to $8.38 per share. As of October 2, 1998, 505,284 of the total options outstanding were fully vested with 455,002 options vesting through January 2001. As of September 26, 1997, 735,703 of the total options outstanding were fully vested with 550,000 options vesting in January of 2000. As of November 1, 1996, all outstanding options were fully vested.

  The Company has adopted the pro forma disclosure provisions of SFAS No. 123 "Accounting for Stock Based Compensation". As required by SFAS 123, pro forma information regarding net income and net income per share has been determined as if the Company had accounted for employee stock options subsequent to December 31, 1995 under the fair value method provided for under SFAS 123. The fair value for those options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates ranging from 5.34% to 6.24%; a dividend yield of 0%; expected volatility of 25%; and a weighted average expected life for each option of 3 years. The weighted average exercise prices and the weighted average fair values of employee stock options are as follows:



                   For the Fiscal       For the Eleven       For the Fiscal
                                           Month
                    Year Ended          Period Ended          Year Ended
                 October 2, 1998     September 26, 1997    November 1, 1996
                Weighted  Weighted  Weighted   Weighted  Weighted   Weighted
                Average    Average   Average   Average    Average    Average
                Exercise    Fair    Exercise     Fair    Exercise     Fair
                 Price      Value     Price     Value      Price      Value
                 -----      -----     -----     -----      -----      -----

Exercise price
of stock
option on
grant date
Equals market
value -          $7.65      $1.81    $  -      $  -       $6.89      $2.77
Exceeds market
value -          $  -       $  -     $7.49     $3.01      $  -       $  -

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period; therefore, its proforma effect will not be fully realized until the completion of one full vesting cycle. The Company's pro forma information is as follows:

                                For the     For the Eleven     For the
                                 Fiscal         Month          Fiscal
                               Year Ended   Period Ended     Year Ended
                               October 2,   September 26,    November 1,
                                  1998          1997            1996
                                ---------     ---------       ----------
  Net income (loss):
       As reported             $4,964,311        $2,000     ($18,736,497)
       Pro forma               $4,526,870     ($804,809)    ($19,163,574)
  Earnings (loss) per share:
      As reported                   $0.62         $0.00           ($2.77)
      Pro forma                     $0.56        ($0.10)          ($2.83)


  Dividends

  During January 1996, the Company terminated its annual cash dividend policy.

  Common Stock Purchase Warrants

  On December 27, 1993, the Company issued 1,224,459 warrants to purchase 1,224,459 shares of SSG's common stock at an exercise price of $25.00 per share which may be exercised on or before December 27, 1998. As a result of the 5 for 4 stock split declared in 1994, each warrantholder will be entitled to 1 1/4 shares of common stock upon the exercise of each warrant at an exercise price of $20 per share. The warrants are scheduled to expire on December 15, 1998. Pursuant to a Securities Purchase Agreement dated November 27, 1996 between Emerson and the Company, Emerson acquired directly from the Company 5-year warrants to acquire 1,000,000 shares of Common Stock at an exercise price of $7.50 per share, subject to standard antidilution adjustments, for an aggregate cash consideration of $500,000.

  Repurchase of Common Stock

  On May 28, 1997, the Company approved the repurchase of up to 1,000,000 shares of its issued and outstanding common stock in the open market and/or privately negotiated transactions. Such purchases are subject to price and availability of shares, working capital availability and any alternative capital spending programs of the Company, and maintaining compliance with the senior credit facility. As of October 2, 1998, the Company had repurchased approximately 721,000 of its issued and outstanding common stock in the open market and privately negotiated transactions.

  Net Earnings (Loss) Per Common Share

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share." Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where necessary, restated to conform to the Statement No. 128 requirements.

  The following table sets forth the computation of basic and diluted earnings per share:


                                   For the     For the Eleven   For the Fiscal
                                 Fiscal Year    Month Period         Year
                                    Ended           Ended           Ended
                                Oct. 2, 1998   Sept. 26, 1997    Nov. 1, 1996
                                  ---------        ---------         --------
Numerator:
Net earnings (loss) from         $4,964,311       $2,576,000        $(963,657)
continuing operation

Numerator for basic and
diluted earnings
Per share _ Income
available to common
Shareholders                     $4,964,311       $2,576,000        $(963,657)

Denominator:
Denominator for basic
earnings per share -
Weighted average shares           8,025,606        8,146,074        6,746,788

Effect of dilutive
securities:
Warrants                             94,884               --               --
Employee stock options              116,040            5,340           21,700
                                  ---------        ---------         --------
Denominator for diluted
earnings per share -
Adjusted weighted average
shares and
Assumed conversions               8,236,530        8,151,414        6,768,488
                                  =========        =========        =========
Basic earnings (loss) per share       $0.62            $0.32           $(0.14)
                                  =========        =========        =========

Diluted earning (loss) per share      $0.60            $0.32           $(0.14)
                                  =========        =========        =========

  3.   NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS:

  As of October 2, 1998 and September 26, 1997, notes payable and capital lease obligations consisted of the following:

                                           1998                1997
                                         ---------           ---------
  Note payable under revolving line
  of credit,
     interest at prime plus 1/2%
     (8.75% at October 2, 1998 and
     9.25% at September 26, 1997) or
     LIBOR plus 2-1/4% (7.78% at
     October 2, 1998 and 8.16% at
     September 26, 1997), due
     October 31, 2000 Collateralized
     by substantially all assets        $4,411,967          $3,000,000

  Term loan, interest at LIBOR plus
     2-1/4% (7.78% at October 2, 1998
     and 8.16% at September 26, 1997),
     Payable in quarterly installments
     of $125,000 plus accrued interest
     through October 31, 2000
     Collateralized by substantially
     all assets                          1,000,000           1,625,000

  Promissory note, noninterest
     bearing, due June 30, 1999            525,000                  --

  Capital lease obligation, interest
    at 7.4%, payable in monthly
    installments of principal and
    Interest totaling $3,159
    through December 1998                    9,357              45,129

  Capital lease obligation, interest
    at 9%, payable  in annual
    installments of principal and
    Interest totaling $55,000
    through August 2005                    261,753             290,599

  Other                                     40,697                  --
                                         ---------           ---------
       Total                             6,248,774           4,960,728
       Less - current portion           (1,087,809)           (564,638)
                                         ---------           ---------
        Long-term debt and capital
        lease obligations, net          $5,160,965          $4,396,090
                                         =========           =========

  Credit Facilities

  The Company has a senior secured credit facility to finance its working capital requirements. The Company's ability to borrow funds under its revolving credit facility is based upon certain percentages of eligible trade accounts receivable and eligible inventories. On September 9, 1997, the Company entered into a Second Amended and Restated Loan and Security Agreement ("Agreement"), which includes a senior credit facility of $25,000,000 with a maturity date of October 31, 2000. This Agreement provides for a revolving line of credit, a letter of credit facility, a term loan, additional loans to be made to SSG for the cost of certain capital expenditures (up to a maximum of $4,000,000) and reduced interest rates and fees. The Agreement also contains financial and net worth covenants in addition to limits on capital expenditures. As of October 2, 1998, the Company was in compliance with the covenants in the senior credit facility.

  Amounts outstanding under the senior credit facility are collateralized by substantially all assets of the Company. As of October 2, 1998, the Company had the option of electing the revolving credit facility and the term loan to bear interest at the prevailing LIBOR rate plus 2-1/4% (7.78% at October 2, 1998) or the lender's prime rate plus 1/2% (8.75% at October 2, 1998). Historically, the Company has elected the lower of the interest rates available under the facility.

  As of October 2, 1998, the Company had borrowings of approximately $4,412,000 outstanding under the revolver, approximately $1,891,000 of letters of credit outstanding for foreign purchases of inventory, and availability of approximately $14,673,000. In addition, as of October 2, 1998, SSG had borrowings of $1,000,000 under the term loan which is payable in quarterly installments of principal and accrued interest of $125,000 through October 31, 2000.

  Maturities of the Company's capital lease obligations and borrowings under the senior credit facility as of October 2, 1998, by fiscal year and in the aggregate, are as follows:


                 1999                          $1,087,809
                 2000                             546,295
                 2001                           4,453,846
                 2002                              42,861
                 2003                              44,383
                 Thereafter                        73,580
                                                ---------
                 Total maturities              $6,248,774

  4.   INCOME TAXES:

  As of October 2, 1998 and September 26, 1997, the components of the net deferred tax assets and liabilities are as follows:


                                                 1998           1997
                                                -------      ---------
  Current deferred tax assets --
       Allowances for doubtful accounts        $134,820       $373,029
       Inventories                              567,005      1,513,689
       Other accrued liabilities                202,493        182,960
                                                -------      ---------
       Total current deferred tax assets       $904,318     $2,069,678
                                                =======      =========


  Noncurrent deferred tax assets
  (liabilities)
       Cost in excess of tangible net
            assets acquired                  $(122,643)       $232,298
       Other intangible assets              (1,030,069)    (1,348,406)
       Net operating loss carryforward        5,537,457      6,767,809
       Minimum tax credit carryforward          274,444        187,194
                                              ---------      ---------
  Total noncurrent deferred tax assets       $4,659,189     $5,838,895
                                              =========      =========


  The Company's net operating loss carryforward can be used to offset future taxable income and can be carried forward for 15 years. No valuation allowance has been recorded for the Company's deferred tax assets because management believes it is more likely than not such assets will be realized. Management believes that the deferred tax assets will be realized by future profitable operating results. Historically, the Company has been profitable. The net loss reported for the fiscal year ended November 1, 1996 is primarily the result of the retail segment which has been discontinued. Management believes the Company's continuing operations will continue to be profitable.

  The income tax provision (benefit) consisted of the following:

                              1998            1997             1996
                            ---------      ----------       ----------
  Current                    $214,016     $(2,074,117)     $(1,830,600)
  Deferred                  2,345,066       1,723,686       (8,512,158)
                            ---------      ----------       ----------
    Income tax
     provision (benefit)   $2,559,082       $(350,431)    $(10,342,758)
                            =========       =========       ==========

  The provision (benefit) for income taxes related to continuing operations in the accompanying statements of operations for the year ended October 2, 1998, the eleven months ended September 26, 1997, and the year ended November 1, 1996, differ from the statutory federal rate (34%) as follows:

                                    1998           1997          1996
                                  ---------      ---------      --------

  Income tax provision
  (benefit) at statutory
  Federal rate of 34%            $2,557,954     $1,207,533     ($475,726)

  State income taxes, net of
       federal benefit                   --       (306,611)           --


  Other                               1,128         74,647        40,190
                                  ---------      ---------      --------
  Total provision (benefit)
  for income taxes               $2,559,082       $975,569     ($435,536)
                                  =========      =========      ========



  5.   ACQUISITION:

  During December 1997, the Company acquired certain assets of Athletic Training Equipment Company, Inc. ("ATEC"), a manufacturer of pitching machines for cash, a noninterest bearing promissory note and the assumption of certain liabilities. The Company has accounted for this acquisition using the purchase method and, as such, its results of operations are combined with the Company's results of operations subsequent to the acquisition date. No pro forma information is presented herein as it would not materially differ from actual results.

  6.   MAJOR CUSTOMERS AND CONCENTRATION OF BUSINESS RISK:

  The Company's customers for continuing operations are primarily public and private schools, state and local governments, and the United States Government. Sales to these customers for the year ended October 2, 1998, the eleven month period ended September 26, 1997, and the year ended November 1, 1996 were as follows:

                                  1998      1997      1996
                                  ----      ----      ----
  Public and private schools       35%       33%       36%
  State and local governments      16%       12%       15%
  United States Government          7%        7%        8%


  The Company did not have any individual customers that accounted for more than 10% of net revenues for the fiscal year ended October 2, 1998, the eleven month period ended September 27, 1997, or the fiscal year ended November 1, 1996.

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

  Future minimum lease payments under noncancelable operating leases for office, warehouse, computer equipment and manufacturing locations, with remaining terms in excess of one year are as follows:


                    1999              $1,696,812
                    2000               1,562,382
                    2001               1,455,487
                    2002                 615,086
                    2003                 559,897
                    Thereafter           729,795
                                       ---------
                                      $6,619,459
                                       =========

  Rent expense was approximately $1,644,646, $1,485,000, and $1,609,000 for fiscal 1998, 1997, and 1996, respectively.

  Severance Agreements

  During 1991, the Company entered into Severance Agreements with two executive officers of the Company providing that these officers would be entitled to receive up to approximately three times their annual salary and bonus if there is both a change in control and a termination or resignation (as defined therein) of such officers. During 1995, the Company entered into Severance Agreements with two additional executive officers and an employee having substantially the same terms as those
  described above.   During 1998, the  Company  entered into  a  Severance
  Agreement with an executive officer of the Company and also an employee of the Company, In 1996, two of these Severance Agreements were cancelled without payments due to the resignation of these designated employees. Subsequent to November 1, 1996, an officer resigned pursuant to a Purchase Agreement whereby Emerson Radio Corp. acquired 1,600,000 shares of SSG's common stock and warrants to acquire an additional 1,000,000 shares. The officer was paid approximately $680,000 pursuant to the Severance Agreement on December 10, 1996. In July, 1998, an officer retired and the Company recorded a nonrecurring pre-tax charge for the year ended October 2, 1998 in the amount of $1.2 million relating to the retirement.

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

  There can be no assurance that the Company's general product liability insurance will be sufficient to cover any successful product liability made against the Company. In management's opinion, any ultimate liability arising out of currently pending product liability and other claims will not have a material adverse effect on the Company's financial condition or results of operations. However, any claims substantially in excess of the Company's insurance coverage, or any substantial claim not covered by insurance, could have a material adverse effect on the Company's results of operations and financial condition.

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

  The 401(k) Plan contains provisions that allow the Company to make discretionary contributions during each plan year. Employer contributions for the fiscal year ended October 2, 1998 were $78,426. All administrative expenses of the 401(k) Plan are paid by the Company.

  Effective July 1, 1997, the Company established an Employee Stock Purchase Plan for the benefit of eligible employees. All eligible employees are allowed to purchase shares of SSG Common Stock at a 15% discount from the market price.

  9.   CHANGE IN CONTROL OF  MANAGEMENT

  On December 10, 1996, pursuant to a Securities Purchase Agreement dated November 27, 1996 between Emerson Radio Corp. and SSG ("the Purchase Agreement"), Emerson acquired directly from SSG 1,600,000 shares of newly issued Common Stock for an aggregate consideration of $11,500,000 and five-year warrants to acquire an additional 1,000,000 shares of Common Stock at an exercise price of $7.50 per share for an aggregate consideration of $500,000. In addition, Emerson agreed to arrange for foreign trade credit financing of $2,000,000 for the benefit of SSG to supplement SSG's existing credit facilities. This currently has not been utilized. Pursuant to the Purchase Agreement, SSG caused a majority of the members of SSG's Board of Directors to consist of Emerson's designees. A nonrecurring pre-tax charge of $1.3 million was recorded in the first quarter of the fiscal year ended September 26, 1997 for compensation payments relating to the "change in control" of the Company.

  10.  DISCONTINUED OPERATIONS

  On May 20, 1996, SSG disposed of substantially all of the assets (other than cash and accounts receivable) of the Gold Eagle Division to Morris Rosenbloom & Co., Inc., a privately-held corporation. The sale of the Gold Eagle Division resulted in a pretax loss of approximately $750,000.

  Subsequent to the sale of the Gold Eagle Division, the Company adopted a formal plan to dispose of the remaining operations of the Company's retail segment (which previously included the Gold Eagle Division) and therefore has classified these operations as discontinued. On March 28, 1997, SSG disposed of substantially all of the remaining assets of the discontinued operations to Nitro Leisure Products, Inc., a Delaware corporation. Pursuant to the Asset Acquisition Agreement, the total consideration paid to SSG was $8,161,000 in cash. The following represents net current assets and liabilities as well as net noncurrent assets of discontinued operations as of November 1, 1996 and the results of operations for the period from November 2, 1996 through the disposal date of March 28, 1997, and the year ended November 1, 1996.

                                                November 1,
                                                  1996
                                                 ----------
  Current assets                                $14,188,152
  Current liabilities                           (20,518,079)
                                                 ----------
         Net current liabilities                $(6,329,927)
                                                 ==========

  Noncurrent assets                             $16,365,572
  Noncurrent liabilities                                 --
                                                 ==========
         Net noncurrent assets                  $16,365,572
                                                 ==========


                                     For the period from   For the Year Ended
                                       Nov. 2, 1996 to      November 1, 1996
                                        March 28, 1997
                                           -----------         -----------
  Net revenues                            $  1,790,395        $ 18,725,955
  Earnings (loss) from operations,
    net income taxes                             --             (2,242,143)
  Loss on disposal, net of income taxes     (2,574,000)        (15,530,697)


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

  11.  SUBSEQUENT EVENT

  On October 28, 1998, the Company approved a second repurchase program of up to an additional 1,000,000 shares of its issued and outstanding common stock in the open market and/or privately negotiated transactions. Such purchases are subject to price and availability of shares, working capital availability and any alternative capital spending programs of the Company. The Company will evaluate purchases of common stock based upon day to day market conditions.

  12.  SELECTED FINANCIAL DATA (UNAUDITED)

     The following sets forth certain historical financial information for the Company for each of the last 5 years (amounts in thousands, except per share amounts):


                                                 Eleven
                                       Year      Months     Year     Ten Months
                                       Ended     Ended      Ended       Ended    Year Ended
                                       Oct. 2    Sep. 26    Nov. 1     Oct. 31    Dec. 31
                                        1998      1997      1996         1995       1994
                                        ----      ----      ----         ----       ----
Statement of Earnings Data:
Net revenues                          $97,292    $79,109   $80,521     $65,134    $66,920
Gross profit                           37,726     31,404    29,955      25,259     26,326
Operating profit (loss)                 7,157      4,226       (65)      3,894      5,162
Interest expense                          474        757     1,372       1,126        973
Other income (expense), net               841         83        38         209         (5)
Earnings (loss) from continuing
     operations                         4,964      2,576      (964)      1,847      2,802
Earnings (loss) from discontinued
     operations                           --      (2,574)  (17,773)       (457)     1,900
 Net earnings (loss)                    4,964          2   (18,737)      1,390      4,702
Net earnings (loss) per common share
     from continuing operations(1)       0.62       0.32     (0.14)       0.27       0.43
Net earnings (loss) per common share
     from discontinued operations(1)(3)   --       (0.32)    (2.64)      (0.07)      0.29
Net earnings (loss) per common share(1)  0.62       0.00     (2.78)       0.20       0.72
Net earnings (loss) per common share
     from continuing operations-
     assuming dilution(1)                0.60       0.32     (0.14)       0.27       0.42
Net earnings (loss) per common share
     from discontinued operations-
     assuming dilution(1)(3)              --       (0.32)    (2.63)      (0.07)      0.28
Net earnings (loss) per common share-
     assuming dilution (1)              $0.60      $0.00    $(2.77)      $0.20      $0.70
Weighted average common shares
    outstanding(1)                      8,026      8,146     6,747       6,941      6,490
Weighted average common shares
    Outstanding _ assuming dilution(1)  8,237      8,151     6,768       6,950      6,760
Cash dividends declared per
    common share (2)                      --         --        --       $  .12    $   .13



                                    At Oct. 2  At Sept. 26  At Nov. 1  At Oct. 31  At Dec. 31
  Balance Sheet Data:                 1998       1997        1996        1995        1994
                                      ----       ----        ----        ----        ----
  Working capital                     $25,245    $24,006     $21,322     $42,231     $32,886
  Total assets                         54,804     50,484      70,009      86,355      71,616
  Long-term obligations, net            5,161      4,418      24,338      29,199      16,698
  Total liabilities                    13,626     11,527      40,846      38,745      25,143
   Stockholders' equity                41,178     38,957      29,163      47,610      46,473

  (1)       Reflects the 5 for 4 stock split declared during January, 1994.
  (2) Dividends declared in 1995 consisted of a $0.03 per share dividend for the first three quarters. Dividends declared in 1994 consisted of a $0.04 per share dividend for the fourth quarter of 1993 and a $0.03 per share dividend for the first, second and third quarters of 1994.
  (3) See Note 10 to the consolidated financial statements included in Item 8. _ "Financial Statements and Supplementary Data."
  (4) During 1995, the Company changed its financial reporting year end from December 31 to October 31. Consequently, the fiscal year ended October 31, 1995 is a transition period consisting of ten calendar months. During 1997, the Company changed its financial reporting year end from October 31 to September 30. Therefore, the fiscal year ended September 26, 1997 is a transition period consisting of eleven calendar months.

  13.  QUARTERLY INFORMATION (UNAUDITED):

       The following  table sets  forth certain  information regarding  the
  Company's results of  operations for each  full quarter  within the  year
  ended October 2,  1998, and September  26, 1997.   The fourth quarter  of
  1997 is not presented since it consisted of two calendar months.


                                  1998                         1997
                       1st      2nd      3rd       4th      1st     2nd      3rd
                     Quarter Quarter  Quarter   Quarter  Quarter  Quarter  Quarter
                     ------- -------  -------   -------  -------  -------  -------
Statement of
Earnings Data

Net revenues         $14,412 $32,273   $25,340  $25,267  $14,580  $28,312  $23,224
Gross profit           5,627  12,149     9,840   10,110    5,905   10,717    9,522
Operating profit
(loss) (1)              (923)  3,794     2,600    1,686   (1,933)   3,238    2,875
Interest expense         119     156        94      105      196      273      179
Other income,  net       280     110       128      323        7       26       16
Net earnings (loss)
from Continuing
operations              (503)  2,474     1,739    1,255   (1,356)   1,974    1,976
Net earnings (loss)
from Discontinued
operations              --       --       --              (2,574)    --       --
Net earnings (loss)     (503)  2,474     1,739    1,255   (3,930)   1,974    1,976
Net earnings (loss)
per Common share      $(0.06)  $0.31     $0.22    $0.16   $(0.51)   $0.24    $0.24
Net earnings (loss)
per Common share -
assuming  dilution    $(0.06)  $0.30     $0.20    $0.16   $(0.51)   $0.24    $0.24
Weighted average
 Shares outstanding    8,085   8,108     8,089    7,954    7,697    8,366    8,334
Weighted average
 Shares outstanding
 -assuming dilution    8,085   8,324     8,560    8,070    7,698    8,367    8,325



  (1) The 1st quarter of 1997 includes $1.3 million of nonrecurring charges and the 4th quarter of 1998 includes $1.2 million of nonrecurring charges

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

       The reports of Arthur Andersen LLP on the Company's financial statements for the the year ended November 1, 1996 (which financial statements are included in the Company's Annual Report on Form 10-K for the fiscal year ended September 26, 1997) did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

       During the ten month year ended November 1, 1996, and the subsequent interim period prior to June 20, 1997, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Arthur Andersen LLP, would have caused it to make a reference to the subject matter of the disagreements in connection with its reports.

       The Company had not consulted with Ernst & Young LLP during the fiscal year ended November 1, 1996, or subsequent interim periods prior to June 20, 1997, on either the application of accounting principles or the type of opinion Ernst & Young LLP might issue on the Company's financial statements.

                                  PART III

  Item 10.  Directors and Executive Officers of the Registrant.

         See the discussion under the captions "Election of Directors" and "Executive Compensation and Other Information" contained in the Proxy Statement for the Annual Meeting of Stockholders to be held January 29, 1999, which information is incorporated herein by reference, and Item 1. "Business - Executive Officers of the Company."

  Item 11.  Executive Compensation.

         See the discussion under the caption "Executive Compensation and Other Information" contained in the Proxy Statement for the Annual Meeting of Stockholders to be held January 29, 1999, which information, except the Performance Graph and the Report of the Compensation Committee and Stock Option Committee on Executive Compensation, is incorporated herein by reference.

  Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          See  the discussion  under  the caption  "Security  Ownership  of
  Certain  Beneficial  Owners  and  Management"  contained  in  the   Proxy
  Statement for the Annual Meeting of Stockholders to be held January 29, 1999, which information is incorporated herein by reference.

  Item 13.  Certain Relationships and Related Transactions.

         See the discussion under the caption "Certain Relationships and Related Transactions" contained in the Proxy Statement for the Annual Meeting of Stockholders to be held on January 29, 1999, which information is incorporated herein by reference.


   PART IV

  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)(1)   Financial Statements.  See Item 8.

  (a)(2)   Supplemental Schedule Supporting Financial Statements. See Item 8.

  (a)(3) Management Contract or Compensatory Plan. [See Index]. Each of the following Exhibits described on the Index to Exhibits is a management contract or compensatory plan: Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, 10.7, 10.8, 10.9, 10.10, 10.11, 10.12, 10.12.1 and 10.13.

  (b)    Reports on Form 8-K.  None.

  (c)    Exhibits.  See Index.

                                  SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Dated: November 23, 1998

                                  SPORT SUPPLY GROUP, INC.


                                  By:    /s/ Geoffrey P. Jurick
                                       Geoffrey P. Jurick
                                       Chairman of the Board

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on November 23, 1998 by the following persons on behalf of the registrant and in the capacities indicated.

      Signature                        Title


     /s/Geoffrey P. Jurick             Chairman of  the Board and
       Geoffrey P. Jurick              Chief Executive Officer


     /s/John P. Walker                 President, Chief Operating Officer,
      John P. Walker                   Chief Financial Officer and Director


     /s/Johnson C. S. Ko               Director
      Johnson C. S. Ko


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

      3.2 Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Company's Report on Form 10-K for the Fiscal Year ended November 1, 1996).

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

      4.3 Warrant Agreement entered into between the Company and Emerson relating to the purchase of up to 1,000,000 shares of the Company's common stock for $7.50 per share, which expires on December 10, 2001 (incorporated by reference from Exhibit 4(a) to the Company's Report on Form 8-K dated December 12, 1996).

     *10.1 Consulting and Separation Agreement effective July 28, 1998, entered into by and between the Company and Peter S. Blumenfeld.

    Exhibit
     Number                 Description of Exhibits

      10.2 Employment Agreement entered into by and between the Company and Terrence M. Babilla (incorporated by reference from Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended April 3, 1998).

      10.3 Employment Agreement by and between the Company and John P. Walker (incorporated by reference from Exhibit
              10.4 to the Company's Report on Form 10-Q for the quarter ended April 3, 1998).

      10.4 Employment Agreement by and between the Company and Eugene J.P. Grant (incororated by reference from Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended April 3, 1998).

      10.5    Employment Agreement by  and between the  Company and Adam
              L. Blumenfeld (incorporated by reference from Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended April 3, 1998).

      10.6 Employment Agreement by and between the Company and Geoffrey P. Jurick (incorporated by reference from Exhibit
              10.4 to the Company's Report on Form 10-K for the fiscal year ended September 26, 1997).

      10.7 Non-Qualified Stock Option Agreement by and between the Company and Geoffrey P. Jurick (incorporated by reference from Exhibit 10.5 to the Company's Report on Form 10-Q for the quarter ended August 1,1997).

      10.8 Non-Qualified Stock Option Agreement by and between the Company and John P. Walker (incorporated by reference from
              Exhibit 10.6 to the Company's Report on Form 10-Q for the quarter ended August 1, 1997).

    10.8.1 Amendment No. 1 to Stock Option Agreement by and between the Company and John P. Walker (incorporated by reference from
             Exhibit 10.8 to the Company's Report on Form 10-Q for the quarter ended April 3, 1998).

   *10.9 Non-Qualified Stock Option Agreement by and between the Company and Terrence M. Babilla.

    10.9.1 Amendment No. 1 to Stock Option Agreement by and between the Company and Terrence M. Babilla (incorporated by reference from Exhibit 10.9 to the Company's Report on Form 10-Q for the quarter ended April 3, 1998).

    10.10 Restricted Stock Agreement by and between the Company and John P. Walker (incorporated by refrence from Exhibit 10.6 to the Company's Report on Form 10-Q for the quarter ended April 3, 1998).

    10.11     Consulting and Separation Agreement  dated as of September
              16, 1994  by  and  between   the  Company  and  Jerry  L.
              Gunderson.

    10.12 Form of Severance Agreement entered into between the Company and Terrence M. Babilla (incorporated by reference from Exhibit 10.5 to the Company's Registration Statement on Form S-1(Registration No. 33-39218)).

    10.12.1 Severance Agreement by and between the Company and John P. Walker (incorporated by reference from Exhibit 10.5 to the Company's Report on Form 10-Q for the quarter ended April 3, 1998).

    10.13 Severance Agreement entered into between the Company and Doug Pryor (incorporated by reference from Exhibit 10.7 to the Company's Report on Form 10-Q for the quarter ended April 3, 1998).

    10.14 Form of Indemnification Agreement entered into between the Company and each of the directors of the Company and the Company's General Counsel (incorporated by reference from
              Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No. 33-39218)).

    10.15 Sport Supply Group, Inc. Employee Stock Purchase Plan (incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 33-27191)).

    10.16 Sport Supply Group, Inc. Amended and Restated Stock Option Plan (incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 33-27193)).

    10.17 Registration Rights Agreement by and among the Company, Emerson and Emerson Radio (Hong Kong) Limited (incorporated by reference from Exhibit 4(b) to the Company's Report on Form 8-K filed on December 12, 1996)

    Exhibit
     Number                 Description of Exhibits


     10.18 Assignment of Agreement and Inventory Purchase Agreement to Affiliate by Aurora (incorporated by reference from Exhibit 10.10 to the Company's Registration Statement on Form S-1 (Registration No. 33-39218)).

     10.19 Form of Tax Indemnity Agreement by and between the Company and Aurora (incorporated by reference from Exhibit 10.16 to the Company's Registration Statement on Form S-1 (Registration No. 33-39218)).

     10.20 Master Agreement, dated as of February 19, 1992, by and between MacMark Corporation, MacGregor Sports Products, Inc. and Aurora (incorporated by reference from Exhibit
               10.21 to the Company's Report on Form 10-K for the year ended 1991).

     10.21 Perpetual License Agreement, dated as of February 19, 1992, by and between MacMark Corporation, Equilink Licensing Corporation, and Aurora (incorporated by reference from Exhibit 10.22 to the Company's Report on Form 10-K for the year ended 1991).

     10.22 Perpetual License Agreement, dated as of February 19, 1992, by and between MacGregor Sports Products, Inc. and Aurora (incorporated by reference from Exhibit 10.23 to the Company's Report on Form 10-K for the year ended
               1991).

     10.23 Trademark Maintenance Agreement, dated as of February 19, 1992, by and between MacMark Corporation, Equilink Licensing Corporation, and Aurora (incorporated by reference from Exhibit 10.24 to the Company's Report on Form 10-K for the year ended 1991).

     10.24 Trademark Maintenance Agreement, dated as of February 19, 1992, by and between MacGregor Sports Products, Inc. and Aurora (incorporated by reference from Exhibit 10.25 to the Company's Report on Form 10-K for the year ended
               1991).

     10.25 Trademark Security Agreement, dated as of February 19, 1992, by and between MacGregor Sports Products, Inc. and Aurora (incorporated by reference from Exhibit 10.26 to the Company's Report on Form 10-K for the year ended
               1991).

     10.26     Amendment  No. 1   to  Perpetual  License   Agreement  and
               Trademark Maintenance Agreement dated as of November 1, 1992, by and between MacMark Corporation, Equilink Licensing Corporation and the Company (incorporated by reference from Exhibit 10.24 to the Company's Report on Form 10-K for the year ended 1992).

    Exhibit
     Number                 Description of Exhibits



     10.27     Amendment  No. 1   to  Perpetual  License   Agreement  and
               Trademark Maintenance Agreement dated as of November 1, 1992, by and between MacGregor Sports Products, Inc. and the Company (incorporated by reference from Exhibit 10.25 to the Company's Report on Form 10-K for the year ended
               1992).

    10.28 Assignment and Assumption Agreement, dated to be effective as of February 28, 1992, by and between Aurora and the Company (incorporated by reference from Exhibit 10.27 to the Company's Report on Form 10-K for the year ended
               1991).

     10.29 Second Amended and Restated Loan and Security Agreement between the Company and LaSalle Business Credit, Inc. dated as of September 9, 1997 (incorporated by reference from Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended August 1, 1997).

     10.30 Amended Lease Agreement entered into between the Company and ACQUIPORT DFWIP, Inc., dated as of July 13, 1998 (incorporated by reference from Exhibit 10 to the Company's Report on Form 10-Q filed on August 14, 1998).

     10.31 Lease, dated July 28, 1989, by and between Merit Investment Partners, L.P. and the Company (incorporated by reference from Exhibit 10.14 to the Company's Registration Statement on Form S-1 (Registration No. 33-39218)).

     10.32 Industrial Lease Agreement, dated April 25, 1994, by and between the Company and Centre Development Co. (incorporated by reference from Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended June 30, 1994).

    10.32.1 Amendment to Industrial Lease Agreement, dated July 8, 1994, by and between the Company and Centre Development Co. (incorporated by reference from Exhibit 10.19.1 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1994).

     10.33 Lease, dated December 2, 1991, by and between Injans Investments and the Company (incorporated by reference from Exhibit 10.20 to the Company's Report on Form 10-K for the year ended December 31, 1991).

    10.33.1 First Amendment to Standard Industrial Lease dated September 12, 1996 by and between Injans Investments and the Company (incorporated by reference from Exhibit
               10.23.1 to the Company's Report on Form 10-K for the year ended November 1, 1996).

     10.34 Office Building Lease, dated November 20, 1992, by and between the Company and Benson Associates (incorporated by reference from Exhibit 10.30 to the Company's Report on Form 10-K for the year ended 1992).

    Exhibit
     Number                 Description of Exhibits



    10.35 First Amendment to Office Building Lease, by and between the Company and Benson Associates dated April 25, 1994 (incorporated by reference from Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended June 30, 1994)

     10.36 License Agreement, dated as of September 23, 1991, by and between Proacq Corp. and the Company (incorporated by reference from Exhibit 10.17 to the Company's Report on Form 10-K for the year ended 1991).

     10.37 Sport Supply Group Employees' Savings Plan dated June 1, 1993 (incorporated by reference from Exhibit 10.27 to the Company's Report on Form 10-K for the year ended 1993).

     10.38 Management Services Agreement dated July 1, 1997 to be effective as of March 7, 1997 by and between the Company and Emerson (incorporated by reference from Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended August 1, 1997).

    10.38.1 Letter Agreement dated October 18, 1997 amending the Management Services Agreement (incorporated by reference from Exhibit 10.31.1 to the Company's Report on Form 10-K for the year ended September 26, 1997).

       16 Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated June 24, 1997 regarding change in certifying accountants (incorporated by reference from Exhibit 16.1 to the Company's Report on Form 8-K dated June 26, 1997).

      *23.1    Consent of Independent Auditors.
               Consent of Independent Public Accountants

      *27.1     Financial Data Schedule

       99 Pledge and Security Agreement, dated December 10, 1996 by Emerson in favor of Congress Financial Corporation (incorporated by reference from Exhibit 99 to the Company's Report on Form 8-K filed on December 12, 1996.


  *    Filed Herewith.