Form 10-Q
period 1999-01-01
SPORT SUPPLY GROUP INC
filed 1999-02-16
CIK 872855

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-Q
(Mark One)

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended January 1, 1999.
                                  OR
     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from            to          .

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

     Indicated below is the number of shares outstanding of each class of the registrant's common stock as of February 8, 1999.

Title of Each Class of Common Stock                   Number Outstanding
Common Stock, $0.01 par value                           7,382,459 shares

PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements


Index to Consolidated Financial Statements


                                                          Page

Consolidated Balance Sheets                                 3

Consolidated Statements of Operations                       4

Consolidated Statements of Cash Flows                       5

Notes to Consolidated Financial Statements                  7

         SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
               CONSOLIDATED BALANCE SHEETS
        AS OF JANUARY 1, 1999 AND OCTOBER 2, 1998
                                        January 1,    October 2,
                                        1999          1998
CURRENT ASSETS:
Cash                                    $  414,121     $ 1,035,466
Accounts receivable --
  Trade, less allowance for
  doubtful accounts of $258,000
  in 1999 and $372,000 in 1998          10,856,178      16,151,371
Other                                      633,325         572,234
Inventories, net                        21,285,907      14,102,837
Other current assets                       842,683         943,521
Deferred tax assets                      1,217,999         904,318
 Total current assets                   35,250,213      33,709,747

DEFERRED CATALOG EXPENSES                2,246,557       1,916,035

PROPERTY, PLANT AND EQUIPMENT:
Land                                         8,663           8,663
Buildings                                1,595,228       1,595,228
Machinery and equipment                  6,069,164       5,585,710
Furniture and fixtures                   2,863,380       2,683,122
Leasehold improvements                   2,292,824       2,764,384

                                        12,829,259      12,637,107

Less -- Accumulated depreciation
and amortization                        (7,837,327)     (7,574,023)

                                         4,991,932       5,063,084

DEFERRED TAX ASSETS                      4,659,189       4,659,189

COST IN EXCESS OF TANGIBLE NET
ASSETS ACQUIRED, less accumulated
   amortization of $1,268,000 in 1999
   and $1,240,000 in 1998                3,146,875       3,174,725

TRADEMARKS, less accumulated
   amortization of $1,187,000 in 1999
   and $1,136,000 in 1998                3,112,585       3,163,290

OTHER ASSETS, less accumulated
   amortization of $1,015,000
   in 1999 and $994,000 in 1998          4,137,846       3,117,545

                                       $57,545,197     $54,803,615

CURRENT LIABILITIES:

Accounts Payable                        $7,517,482     $ 6,178,080
Income taxes payable                        87,250          87,250
Accrued property taxes                       -             218,201
Other accrued liabilities                  443,059         893,598
Notes payable and capital lease
   obligations, current portion          1,078,451       1,087,809

                                         9,126,242       8,464,938

NOTES PAYABLE AND CAPITAL LEASE
OBLIGATIONS, net of current portion     10,431,185       5,160,965

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01,
   100,000 shares authorized, no shares
   outstanding in 1999 or 1998              -               -
Common stock, par value $0.01,
  20,000,000 shares authorized,
  9,245,031 and 9,243,195 shares
  issued in 1999 and 1998,
  7,383,879 and 7,754,703 shares,
  outstanding in 1999 and 1998              92,450          92,432
Paid-in capital                         59,104,893      59,100,187
Retained deficit                        (5,305,149)     (4,745,046)
Treasury stock, at cost,
  1,861,152 shares in 1999
  and 1,488,492 in 1998                (15,904,424)    (13,269,861)

                                        37,987,770      41,177,712

                                        $57,545,197    $54,803,615

  The accompanying notes are an integral part of these financial statements.

             SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS
                            UNAUDITED
                                       For The Three Months Ended
                                    January 1, 1999      January 2, 1998
Net revenues                        $14,870,139          $14,411,846

Cost of sales                         9,117,169            8,784,692

   Gross profit                       5,752,970            5,627,154

Selling, general and
   administrative expenses            6,709,903            6,550,641

   Loss before interest, other
   income and taxes                    (956,933)            (923,487)

Interest Expense                       (165,532)            (118,619)

Other income, net                       224,055              279,523

   Loss before benefit from
   income taxes                        (898,410)            (762,583)

Benefit from income taxes               338,307              259,281

Net loss                           $   (560,103)        $   (503,302)

Basic and diluted loss
   per common share:

   Net loss                        $    (0.07)          $     (0.06)

Weighted average number of
   common shares outstanding -
   Basic and Diluted                  7,607,279            8,084,617

 The accompanying notes are an integral part of these financial statements.

              SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                             UNAUDITED

                                         For the Three Months Ended
                                         January 1,     January  2,
                                           1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings - loss                      $ (560,103)    $ (503,302)
Adjustments to reconcile net earnings
(loss) to net cash used in operating
activities --
  Depreciation and amortization             396,426        353,178
 Provision for(recovery of)allowances
    for accounts receivable                (126,919)        65,751
Changes in assets and liabilities --
    Decrease in receivables               5,361,021      7,224,358
    Decrease in inventories              (7,183,070)    (4,498,553)
    Increase in deferred catalogs and
      other current assets               (1,040,828)      (704,913)
    Increase (decrease) in payables       1,339,402)      (456,847)
    Increase in deferred taxes             (313,681)         -
    Decrease in accrued liabilities        (665,728)      (911,057)
    Increase in other assets               (229,684)      (119,031)
Other                                        (3,012)        (3,012)

Net cash provided by (used in)
 operating activities                    (3,026,176)       446,572


CASH FLOWS FROM INVESTING ACTIVITIES :
Acquisitions of property, plant
  & equipment                              (228,352)      (140,534)
Payments for acquisitions, net of
  cash acquired                                -        (1,500,682)
Proceeds from sale of investments             2,160          -

Net cash provided by (used in)
investing activities                       (226,192)    (1,641,216)


CASH FLOWS FROM FINANCING ACTIVITIES :
Proceeds from issuances of notes
  payable                                 5,954,862      1,197,139
Payments of notes payable and
  capital lease obligations                (694,000)      (258,698)

Proceeds from common stock issuances         34,119         30,083
Purchase of treasury stock               (2,663,958)          -

Net cash provided by financing
  activities                              2,631,023        968,524

Net change in cash                         (621,345)      (226,120)

Cash, beginning of period                 1,035,466        602,779

Cash, end of period                         414,121        376,659


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest    113,322         91,285

Cash paid during the period for income taxes     -             856

The accompanying notes are an integral part of these financial statements.


                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARY

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

These consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of Sport Supply Group, Inc.'s (the "Company" or "SSG") consolidated financial position as of January 1, 1999 and the results of its operations for the three month periods ended January 1, 1999 and January 2, 1998.

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

Note 1 - Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for items manufactured by the Company and weighted-average cost for items purchased for resale. As of January 1, 1999 and October 2, 1998, inventories consisted of the following:

                                   January 1        October 2
                                     1999             1998

Raw Materials                      $ 3,178,001       $ 2,761,885
Work-in-progress                       309,700           236,466
Finished and purchased goods        18,224,126        11,530,406

                                    21,711,827        14,528,757

Less inventory reserve for obsolete
  or slow moving items                (425,920)         (425,920)

                                   $21,285,907         $14,102,837

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

Transactions under the plan for the three months ended January 1, 1999 and January 2, 1998 are summarized as follows:

                                           Three Months Ended
                                   January 1, 1999     January 2, 1998

Options outstanding-beginning of period      860,286      708,723
Options granted                                --           6,250
Options exercised                              --            --
Options forfeited                              --          (23,250)
Options outstanding-end of period            860,286       691,723
Weighted average prices                       $7.30         $6.89


                            Stock Options Outstanding  Stock Options Exercisable
                                   Wtd. Avg.   Wtd. Avg.           Wtd. Avg.
                                   Remaining   Exercise            Exercise
                          Shares   Life        Price      Shares    Price

Range of Exercise Prices
$5.60-$8.38              860,286    7.5 yrs.     $7.30    450,284  $7.11


As of January 1, 1999 there were 100,000 non-qualified options outstanding that were issued outside the plan. Such options have an exercise price of $6.88 per share.

Note 3 - Notes Payable and Capital Lease Obligations

As of January 1, 1999 and October 2, 1998, notes payable and capital lease obligations consisted of the following:

                                                January 1,    October 2,
                                                 1999         1998
Note payable under revolving line of credit
  interest at prime plus  1/2% (8.25% at
  January 1, 1999) or LIBOR plus 2-1/4%
  (7.19% at January 1, 1999), due October 31,
  2000.  Collateralized by substantially
  all assets                                    $9,805,645   $ 4,411,967

Term loan, interest at LIBOR plus 2-1/4%
  (7.19% at January 1, 1999), payable in
  quarterly installments plus accrued interest
  of $125,000 through October 31, 2000,
  collateralized by substantially all assets       875,000     1,000,000

Promissory note, noninterest bearing,
  due June 30, 1999                                525,000       525,000

Capital lease obligation, interest at 9.0%,
  payable in annual installments of principal
  and interest totaling $55,000
  through August 2005                              261,753       261,753

Other                                               42,238        50,054

Total                                           11,509,636     6,248,774
Less - current portion                          (1,078,451)   (1,087,809)
Long-term debt and capital
  lease obligations, net                       $10,431,185    $5,160,965

The Company has a senior secured credit facility to finance its working capital requirements. The Company's ability to borrow funds under its revolving credit facility is based upon certain percentages of eligible trade accounts receivable and eligible inventories. On September 9, 1997, the Company entered into a Second Amended and Restated Loan and Security Agreement ("Agreement"), which includes a senior credit facility of $25,000,000 with a maturity date of October 31, 2000. This Agreement provides for a revolving line of credit, a letter of credit facility, a term loan, and additional loans to be made to SSG for the cost of certain capital expenditures (up to a maximum of $4,000,000). The Agreement also contains financial and net worth covenants in addition to limits on capital expenditures. As of January 1, 1999, the Company was in compliance with the covenants in the senior credit facility.

Amounts outstanding under the senior credit facility are collateralized by substantially all assets of the Company. As of January 1, 1999, the Company had the option of electing the revolving credit facility and the term loan to bear interest at the prevailing LIBOR rate plus 2-1/4% (7.19% at January 1, 1999) or the lender's prime rate plus 1/2% (8.25% at January 1, 1999). Historically, the Company has elected the lower of the interest rates available under the facility.

As of January 1, 1999, the Company had borrowings of approximately $9,806,000 outstanding under the revolving credit facility, approximately $1,504,000 of letters of credit outstanding for foreign purchases of inventory, and availability of approximately $7,602,000.
In addition, as of January 1, 1999, SSG had borrowings of $875,000 under the term loan which is payable in quarterly installments of principal and accrued interest of $125,000 through October 31, 2000.

Note 4 - Capital Structure

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

As of January 1,1999, the Company's outstanding capital stock consisted of common stock. The Company has approximately 860,000 options outstanding under the stock option plan with exercise prices ranging from $5.60 to $8.38 and approximately 1.0 million warrants outstanding with an exercise price of $7.50. Each option and warrant is exercisable into one share of common stock. If the options and warrants were exercised into shares of common stock, all holders would have rights similar to common shareholders.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                               Three Months Ended
                                       January 1, 1999     January 2, 1998

Numerator:
Net loss from continuing operations        ($560,103)       ($503,302)
Numerator for basic and diluted earnings
  Per share - loss available to common
  stock holders                            ($560,103)       ($503,302)

Denominator:
Denominator for basic and diluted earnings
  per share - weighted average shares       7,607,279       8,084,617

Basic and diluted earnings (loss)
  per share                                   ($0.07)         ($0.06)


Note 6 - Recently Issued Accounting Pronouncements

In 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" which is required to be adopted at the end of fiscal year 1999. As this standard only provides guidance for disclosure of segment information, its adoption will have no effect on the financial position or results of operations of the Company.

Note 7 - Subsequent Event

During January 1999, the Company acquired Conlin Bros., Inc. ("Conlin"), a distributor of sporting goods equipment for cash. The Company has accounted for this acquisition using the purchase method and, as such, its results of operations will be combined with the Company's results of operations subsequent to the acquisition date.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company's working capital increased approximately $879,000 during the three months ended January 1, 1999, from $25.2 million at October 2, 1998 to $26.1 million at January 1, 1999. The increase in working capital is primarily a result of a $7.2 million increase in inventory associated with the seasonality of the Company's business as revenues are much stronger in the second and third quarter of the fiscal year. This increase in working capital was offset by: (i) $1.3 million increase in trade payables and (ii) $5.3 million decrease in trade receivables due to lower revenues generated in the first fiscal quarter of 1999 as compared to the fourth fiscal quarter of 1998. The lower revenues are a result of the seasonality of the Company's business.

On September 9, 1997, the Company entered into a Second Amended and Restated Loan and Security Agreement ("Agreement") which includes a senior credit facility of $25,000,000 with a maturity date of October 31, 2000. This Agreement provides for a revolving line of credit, a letter of credit facility, a term loan, and additional loans to be made to SSG for the cost of certain capital expenditures (up to a maximum of $4,000,000). The Agreement also contains financial and net worth covenants in addition to limits on capital expenditures.

As of January 1, 1999, the Company had total borrowings under its senior credit facility of approximately $10.7 million including a term loan of $875,000 which is payable in quarterly installments of principal and accrued interest of $125,000 through October 31, 2000, outstanding letters of credit for foreign purchases of inventory of approximately $1.5 million, and availability of approximately $7.6 million. The net increase of $5.3 million in borrowings under the senior credit facility compared to October 2, 1998 primarily reflects the stock purchased under the Company's stock buyback program as well as the additional working capital needs as discussed above.

The Company believes it will satisfy its short-term and long-term liquidity needs from borrowings under its senior credit facility and cash flows from operations.

On May 28, 1997, the Company approved the repurchase of up to 1,000,000 shares of its issued and outstanding common stock in the open market and/or privately negotiated transactions. On October 28, 1998, the Company approved a second repurchase program of up to an additional 1,000,000 shares of its issued and outstanding common stock in the open market and/or privately negotiated transactions. Such purchases are subject to price and availability of shares, working capital availability and any alternative capital spending programs of the Company. As of January 1, 1999, the Company repurchased approximately 1,097,000 of its issued and outstanding common stock in the open market under both repurchase programs.

Except as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations---Impact of Year 2000 and System Implementation," the Company does not currently have any material commitments for capital expenditures.

Impact of Year 2000 and System Implementation

The Year 2000 Issue is the result of computer programs written using two digits rather than four digits to define the applicable year. Some of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a failure or miscalculations causing disruptions of operations, including the inability to process transactions or engage in normal business activities. The Company has determined that it will be necessary to replace significant portions of its software and hardware so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company expects that with successful conversions to new software that are Year 2000 compatible, the Year 2000 Issue will pose no significant operational problems for its computer systems. However, if such conversions are not made, or are not successfully completed on a timely basis, the Year 2000 Issue and system implementation could have a material adverse effect on the Company's operations. The Company is utilizing internal and external resources to convert to, test, and implement the new software. The Company anticipates completing the Year 2000 project and system implementation during calendar year 1999. The Company is in the process of implementing a new system and has determined the total estimated cost of the system implementation project to range between $4.5 and $5.0 million. The cost of the system implementation project will be funded through operating cash flows and borrowings under the Company's senior credit facility. The Company has currently spent approximately $3.0 million for the project and expects to meet the original date of completion. The majority of these costs associated with the Year 2000 and system implementation project will be capitalized and amortized.

The Company believes it is taking all necessary steps to become Year 2000 compliant; however, the Company's Year 2000 compliance is also dependent on the compliance of third parties such as vendors and customers. The Company is currently surveying its third parties regarding Year 2000 compliance; however, due to the diversity and volume of customers and vendors, the Company can not determine the full extent to which the Company may be affected if such Year 2000 issues are not resolved by third parties.

Results of Operations

Net Revenues. Net revenues increased approximately $458,000 (3.2%) for the three month period ended January 1, 1999 as compared to the same period ended January 2, 1998. This increase in net revenues reflects increases in revenues associated primarily with the Company's Youth division as well as the Company's subsidiary, ATEC, which was acquired on December 2, 1997. The Company expects to experience an increase in sales related to sporting goods dealers and retailers as a result of the ATEC acquisition and the Conlin Bros., Inc. ("Conlin") acquisition that was consummated on January 29, 1999.

Gross Profit. Gross profit increased approximately $126,000 (2.2%) for the three month period ended January 1, 1999 as compared to the same period ended January 2, 1998. As a percentage of net revenues, gross profit decreased from 39.1% to 38.7% for the three month period ended January 1, 1999 as compared to the same period ended January 2, 1998. This decrease was a result of sales related to ATEC and the Youth division, because such sales have lower margins than other sales within the Company's business. In the event that revenues related to ATEC, the Youth division, and the Conlin acquisition continue to represent a larger percentage of total revenues, the Company will continue to experience a decrease in gross profit as a percentage of net revenues in future periods.

Selling, General and Administrative Expenses. Operating expenses increased approximately $159,000 (2.4%) for the three month period ended January 1, 1999 as compared to the same period ended January 2, 1998. As a percentage of net revenues, operating expenses decreased from 45.5% to 45.1% for the three month period ended January 1, 1999 as compared to the same period ended January 2, 1998. The dollar increase in operating expenses for the three month period ended January 1, 1999 was primarily a result of the following:

(i) An increase in operating expenses associated with the Company's acquisition of ATEC in December, 1997.

(ii) An increase in payroll costs associated with the additional telemarketers and sales road force hired by the Company.

The Company anticipates operating expenses to increase in future periods due to the acquisition of Conlin.

Operating Profit (Loss). Operating profit for the three month period ended January 1, 1999 decreased approximately $33,000 (3.6%). This decrease reflects the impact of the (i) decrease in gross profit percentages and (ii) the increase in operating expenses as discussed above.

Interest Expense. Interest expense increased approximately $47,000 (39.6%) for the three month period ended January 1, 1999 as compared to the same period ended January 2, 1998. The increase in interest expense resulted from higher borrowing levels. See Item 2 "Liquidity and Capital Resources". Due to the higher borrowing levels associated with the stock buyback, working capital needs, and the Conlin acquisition, the Company anticipates interest expense to increase in future periods.


Other Income, Net. Other income decreased approximately $55,000 for the three month period ended January 1, 1999 as compared to the same period ended January 2, 1998. Other income includes promotional agreements entered into between the Company and certain corporate sponsors of a market segment. In addition, other income also includes services provided to Emerson Radio Corp. ("Emerson") such as human resources, advertising, warehousing/distribution, and banking functions as provided in a Management Services Agreement between the Company and Emerson effective May 1997. Due to certain promotional agreements not being renewed, the Comp-any expects other income to decrease in future periods. In the event additional promotional agreements with certain corporate sponsors are not renewed or services provided to Emerson are discontinued, the Company would expect a decrease in other income in future periods.

Provision (Benefit) for Income Taxes. The benefit from income taxes increased approximately $79,000 for the three month period ended January 1, 1999 as compared to the same period ended January 2, 1998. The Company's effective tax rate increased from 34.0% to 37.7% for the three month period ended January 1, 1999 as compared to the same period ended January 2, 1998.

Net Earnings (Loss). Net loss increased approximately $57,000 for the three month period ended January 1, 1999, as compared to the same period ended January 2, 1998. Net loss per share increased from a loss of ($0.06) to ($0.07) for the three month period ended January 1, 1999 as compared to the same period ended January 2, 1998. The three month period ended January 1, 1999 includes a decrease of approximately 6.0% in weighted average shares outstanding.

Certain Factors that May Affect the Company's Business or Future
Operating Results.

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

Future trends for revenues and profitability remain difficult to predict. The Company continues to face many risks and uncertainties, including: general and specific market economic conditions, reduced sales to the United States Government due to reduced Government spending, risk of nonpayment of accounts receivable, competitive factors, and foreign supplier related issues.

The general economic condition in the U.S. could adversely affect pricing on raw materials, such as metals and other commodities used in the manufacturing of certain products and finished goods. Any material price increases to the customer could have an adverse effect on revenues and any price increases from vendors could have an adverse effect on costs.

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

Item 3.   Defaults Upon Senior Securities

     (a)  Not applicable.

     (b)  Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on January 29, 1999. The only item submitted to the stockholders was a proposal to elect (5) persons to serve as Directors of the Company. The results of the vote on this proposal are as follows:

                           ELECTION OF DIRECTORS


       Directors                 Votes For    Votes Against   Votes Withheld

(1)  Geoffrey P. Jurick         6,454,081         32,428        924,194

(2)  John P. Walker             6,454,081         32,428        924,194

(3)  Peter G. Bunger            6,454,081         32,428        924,194

(4)  Johnson C. S. Ko           6,454,081         32,428        924,194

(5)  Thomas P. Treichler        6,454,081         32,428        924,194


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


(a)(4)    Exhibit 4.1 -- Specimen of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Company's
                         Registration Statement on Form S-1 (Registration No.33-39218)).

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


*(a)(7)    Exhibit 10 -- Amendment No. 1 to AMF Licensing Agreement dated as of December 30, 1998, to be effective as of January 1, 1999.


*(a)(8)   Exhibit 27  -- Financial Data Schedule


(b)  No Reports on Form 8-K were filed during the quarter ended January 1, 1999.



  ----------------------------------
*  Filed Herewith


                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SPORT SUPPLY GROUP, INC.


February 15, 1999                  By: /s/ John P. Walker
                                       John P. Walker
                                       President, Chief Operating Officer
                                       and Chief Financial Officer



                              INDEX TO EXHIBITS


ITEM

Exhibit 10  --  Amendment No.1 to AMF Licensing Agreement dated as of
                December 30, 1998, to be effective as of January 1, 1999.


Exhibit 27  --  Financial Data Schedule