Form 10-Q
period 1999-04-02
SPORT SUPPLY GROUP INC
filed 1999-05-17
CIK 872855

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q
(Mark One)

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended April 2, 1999.
     OR
     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from            to          .

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

     Indicated below is the number of shares outstanding of each class of the registrant's common stock as of May 7, 1999.

Title of Each Class of Common Stock             Number Outstanding
Common Stock, $0.01 par value                    7,365,774 shares

                         PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements


                  Index to Consolidated Financial Statements


                                             Page

Consolidated Balance Sheets                    3

Consolidated Statements of Operations          4

Consolidated Statements of Cash Flows          5

Notes to Consolidated Financial Statements     7


         SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
               CONSOLIDATED BALANCE SHEETS
        AS OF APRIL 2, 1999 AND OCTOBER 2, 1998
                                        April 2,    October 2,
                                        1999          1998
CURRENT ASSETS:
Cash                                   $  1,056,881    $  1,035,466
Accounts receivable --
  Trade, less allowance for
  doubtful accounts of $990,000
  in 1999 and $372,000 in 1998           20,927,483      16,151,371
Other                                       811,781         572,234
Inventories, net                         20,619,283      14,102,837
Other current assets                        906,495         943,521
Deferred tax assets                           -             904,318
 Total current assets                    44,321,923      33,709,747

DEFERRED CATALOG EXPENSES                 3,323,365       1,916,035

PROPERTY, PLANT AND EQUIPMENT:
Land                                          8,663           8,663
Buildings                                 1,605,102       1,595,228
Machinery and equipment                   5,969,128       5,585,710
Furniture and fixtures                    3,462,212       2,683,122
Leasehold improvements                    2,357,789       2,764,384

                                         13,402,894      12,637,107

Less -- Accumulated depreciation
and amortization                         (8,159,685)     (7,574,023)

                                          5,243,209       5,063,084

DEFERRED TAX ASSETS                       4,659,189       4,659,189

COST IN EXCESS OF TANGIBLE NET
ASSETS ACQUIRED, less accumulated
   amortization of $1,315,000 in 1999
   and $1,240,000 in 1998                 8,506,079       3,174,725

TRADEMARKS, less accumulated
   amortization of $1,315,000 in 1999
   and $1,136,000 in 1998                 3,061,878       3,163,290

OTHER ASSETS, less accumulated
   amortization of $1,035,000
   in 1999 and $994,000 in 1998           5,457,781       3,117,545

                                       $ 74,573,424    $ 54,803,615

CURRENT LIABILITIES:

Accounts Payable                       $ 10,116,661    $  6,178,080
Income taxes payable                         -               87,250
Accrued property taxes                       -              218,201
Other accrued liabilities                 2,880,833         893,598
Deferred Tax Payable                        483,775            -
Notes payable and capital lease
   obligations, current portion           1,484,160       1,087,809

                                         14,965,429       8,464,938

NOTES PAYABLE AND CAPITAL LEASE
OBLIGATIONS, net of current portion      19,045,005       5,160,965

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01,
   100,000 shares authorized, no shares
   outstanding in 1999 or 1998              -               -

Common stock, par value $0.01,
  20,000,000 shares authorized,
  9,283,806 and 9,243,195 shares
  issued in 1999 and 1998,
  7,350,594and 7,754,703 shares
  outstanding in 1999 and 1998               92,838          92,432

Paid-in capital                          59,280,673      59,100,187
Retained deficit                         (2,285,471)     (4,745,046)
Treasury stock, at cost,
  1,933,212 shares in 1999
  and 1,488,492 in 1998                 (16,525,050)    (13,269,861)

                                         40,562,990      41,177,712

                                       $ 74,573,424    $ 54,803,615

The accompanying notes are an integral part of these financial statements.

             SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF OPERATIONS
                            UNAUDITED
                          For The Three Months Ended    For the Six Months Ended
                          April 2, 1999  April 3, 1998  April 2, 1999  April 3, 1998
Net revenues              $35,476,066    $32,273,245    $50,346,205  $46,385,091

Cost of sales              22,088,985     20,124,427     31,206,154   28,909,119

Gross profit               13,387,081     12,148,818     19,140,051   17,775,972

Selling, general and
administrative expenses     8,277,533      8,355,008     14,987,436   14,905,649

Earnings before interest,
oher income and taxes       5,109,548      3,793,810      4,152,615    2,870,323

Interest Expense             (334,298)      (156,172)      (499,830)    (274,791)

Other income, net              74,633        110,379        298,688      389,902

Earnings from continuing
operations before provision
for income taxes            4,849,883      3,748,017      3,951,473    2,985,434

Provision for Income Taxes  1,830,205      1,274,328      1,491,898    1,015,047

Net Earnings               $3,019,678     $2,473,689     $2,459,575   $1,970,387

Earnings per common and
common equivalent share:

Net earnings               $ 0.41        $ 0.31            $ 0.33      $ 0.24

Net earnings -
  assuming dilution        $ 0.39        $ 0.30            $ 0.32      $ 0.24

Weighted average number of
common shares outstanding   7,387,852      8,108,135      7,486,263    8,094,284

Weighted average number of
common and common equivalent
shares - assuming dilution  7,748,331      8,324,358      7,637,795    8,263,444


 The accompanying notes are an integral part of these financial statements.

              SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                             UNAUDITED
                                         For the Six Months Ended
                                         April 2, 1999  April 3, 1998
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                              $  2,459,575   $  1,970,387
Adjustments to reconcile net earnings
to net cash used in operating activities --
  Depreciation and amortization                837,262        688,918
  Provision for(recovery of)allowances
    for accounts receivable                    (31,185)       (52,641)
Changes in assets and liabilities --
    Increase in receivables                 (3,997,044)      (441,536)
    Decrease in inventories                 (5,180,694)    (2,466,699)
    Increase in deferred catalogs and
      other current assets                    (277,766)    (1,329,214)
    Increase in payables                     2,789,688      2,117,538
    Decrease (increase)in accrued
       Liabilities                              73,962     (1,146,475)
    (Increase) decrease in other assets     (2,355,107)       760,659
Other                                           -              (6,025)

Net cash provided by (used in)
 operating activities                       (5,681,309)        94,912


CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property, plant
  & equipment                                 (801,982)      (240,861)
Payments for acquisitions, net of
cash acquired                             (4,003,548)     (1,500,682)
Proceeds from sale of investments                2,160          6,200

Net cash used in investing activities       (4,803,370)    (1,735,343)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of notes
  payable                                   14,403,169      2,922,599
Payments of notes payable and
  capital lease obligations                   (822,778)      (392,539)

Proceeds from common stock issuances           232,167        322,909
Purchase of treasury stock                  (3,306,464)           -

Net cash provided by financing
  activities                                10,506,094      2,852,969

Net change in cash                              21,415      1,212,538

Cash, beginning of period                    1,035,466        602,779

Cash, end of period                       $  1,056,881    $ 1,815,317

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest  $    397,225     $  264,587

Cash paid during the period for
income taxes                              $    150,000      $      856

The accompanying notes are an integral part of these financial statements.





               SPORT SUPPLY GROUP, INC. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation

These consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of Sport Supply Group, Inc.'s (the "Company" or "SSG") consolidated financial position as of April 2, 1999 and the results of its operations for the three and six month periods ended April 2, 1999 and April 3, 1998.

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

As of April 2, 1999 and October 2, 1998, inventories consisted of the following:

                              April 2,       October 2,
                                1999           1998

Raw Materials                 $ 3,109,268         $ 2,761,885
Work-in-progress                  327,384             236,466
Finished and purchased goods   19,281,738          11,530,406
                               22,718,390          14,528,757
Less inventory reserve for
slow moving items              (2,099,107)           (425,920)

                              $20,619,283         $14,102,837

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

Transactions under the plan for the six months ended April 2, 1999 and April 3, 1998 are summarized as follows:

                                   Six Months Ended
                              April 2,       April 3,
                                1999           1998

Options outstanding - beginning
   of period                       860,286       1,040,573
Options granted                     13,750         182,300
Options exercised                  (30,075)        (27,050)
Options forfeited                     (250)         (1,175)
Options outstanding - end
   of period                       843,711       1,194,648
Weighted average prices             $ 7.34           $7.31



                                        Stock Options    Stock Options
                                        Outstanding      Exercisable
                                   Wtd. Avg.   Wtd. Avg.         Wtd. Avg.
                                   Remaining Exercise            Exercise
Range of Exercise Prices   Shares  Life       Price      Shares  Price

$5.60 - $8.38              843,711  7.5 yrs.  $7.34     599,542  $7.25


As of April 2, 1999 there were 100,000 non-qualified options outstanding that were issued outside the plan. Such options have an exercise price of $6.88 per share.

Note 3 - Notes Payable and Capital Lease Obligations

As of April 2, 1999 and October 2, 1998, notes payable and capital lease obligations consisted of the following:

                                          April 2,       October 2,
                                           1999            1998

Note payable under revolving line of
credit, Interest at prime plus 1/2%
(8.25% at April 2, 1999) or LIBOR plus
2-1/4% (7.19% at April 2, 1999), due
October 31, 2000, collateralized by
substantially all assets                  $  18,263,606   $ 4,411,967

Term loan, interest at LIBOR plus
2-1/4% (7.19% at April 2, 1999),
payable in quarterly installments plus
accrued interest of $125,000 through
October 31, 2000, collateralized by
substantially all assets                        750,000     1,000,000

Promissory note, noninterest bearing,
due June 30, 1999                               525,000       525,000

Capital lease obligation, interest at
9.0%, payable in annual installments of
principal and interest totaling $55,000
through August 2005                             261,753       261,753

Promissory Note, interest at 7.75%, payable
in monthly installments of $29,167 plus
accrued interest through February 2001          700,000         --

Other                                            28,806        50,054

Total                                        20,529,165     6,248,774

Less - current portion                       (1,484,160)   (1,087,809)

Long-term debt and capital lease
obligations, net                           $ 19,045,005   $ 5,160,965


The Company has a senior secured credit facility to finance its working capital requirements. The Company's ability to borrow funds under its revolving credit facility is based upon certain percentages of eligible trade accounts receivable and eligible inventories. As of April 2, 1999, the Company was in compliance with the covenants in its former senior credit facility.

Amounts outstanding under the senior credit facility are collateralized by substantially all assets of the Company. As of April 2, 1999, the Company had the option of electing the revolving credit facility and the term loan to bear interest at the prevailing LIBOR rate plus 2-1/4% (7.19% at April 2, 1999) or the lender's prime rate plus 1/2% (8.25% at April 2, 1999). Historically, the Company has elected the lower of the interest rates available under the facility.

As of April 2, 1999, the Company had borrowings of approximately $18,264,000 outstanding under the revolving credit facility, approximately $500,000 of letters of credit outstanding for foreign purchases of inventory, and availability of approximately $8,400,000. In addition, as of April 2, 1999, SSG had borrowings of $750,000 under the term loan which is payable in quarterly installments of principal and accrued interest of $125,000 through October 31, 2000.

On April 26, 1999, the Company entered into a new Credit Agreement ("Agreement"), which includes a revolving line of credit of $30,000,000 and term loan of $10,000,000 with a maturity date of April 26, 2002. The Agreement provides for reduced interest rates and fees as well as reduced reporting requirements. The Agreement also contains financial and net worth covenants in addition to limits on capital expenditures.

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

As of April 2, 1999, the Company's outstanding capital stock consisted of common stock. The Company has approximately 844,000 options outstanding under the stock option plan with exercise prices ranging from $5.60 to $8.38, 100,000 options outstanding that were issued outside the plan with an exercise price of $6.88, and approximately 1.0 million warrants outstanding with an exercise price of $7.50. Each option and warrant is exercisable into one share of common stock. If the options and warrants were exercised into shares of common stock, all holders would have rights similar to common shareholders.

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

The following table sets forth the computation of basic and diluted earnings per share:

                                  For the Three              For the Six
                                  Months Ended               Months Ended
                               April 2,     April 3       April 2,     April 3,
                                1999         1998          1999         1998
Numerator:
Net earnings from
continuing operations
                             $3,019,678  $2,473,689      $2,459,575    $1,970,387

Numerator for basic and
diluted earnings per share -
income available to
common stockholders          $3,019,678  $2,473,689      $2,459,575    $1,970,387

Denominator:
Denominator for basic earnings
per share -
Weighted average shares       7,387,852   8,108,135       7,486,263     8,094,284

Effect of dilutive securities:
Warrants                        177,202      78,262          67,200        61,448
Employee stock options          183,277     137,961          84,332       107,712

Denominator for diluted
earnings per share -
Adjusted weighted average
shares and assumed
conversions                   7,748,331   8,324,358       7,637,795     8,263,444

Basic earnings per share        $0.41       $0.31            $0.33       $0.24
Diluted earnings per share      $0.39       $0.30            $0.32       $0.24

Note 6 - Acquisitions

During January 1999, the Company acquired the stock of Conlin Bros., Inc. ("Conlin"), a distributor of sporting goods equipment for cash.
The Company has accounted for this acquisition using the purchase method and, as such, its results of operations are combined with the Company's results of operations subsequent to the acquisition date. No proforma information is presented herein as it would not materially differ from actual results.

During February 1999, the Company acquired certain assets of Larry Black Sporting Goods, Inc. ("Larry Black"), a distributor of sporting goods equipment for cash, a promissory note and the assumption of certain liabilities. The Company has accounted for this acquisition using the purchase method and, as such, its results of operations are combined with the Company's results of operations subsequent to the acquisition date. No proforma information is presented herein as it would not materially differ from actual results.

Note 7 - Recently Issued Accounting Pronouncements

In 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is required to be adopted at the end of fiscal year 1999. As this standard only provides guidance for disclosure of segment information, its adoption will have no effect on the financial position or results of operations of the Company.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company's working capital increased approximately $4.1 million during the six months ended April 2, 1999, from $25.2 million at October 2, 1998 to $29.4 million at April 2, 1999. The increase in working capital is primarily a result of: (i) a $6.5 million increase in inventory associated with the seasonality of the Company's business as well as the inventory acquired from the acquisitions of Conlin Bros., Inc. ("Conlin") in February, 1999 and Larry Black Sporting Goods, Inc. ("Larry Black") in March, 1999; and (ii) a $4.8 million increase in trade receivables due to higher revenues generated in the second fiscal quarter of 1999 as compared to the fourth fiscal quarter of 1998. This increase in working capital was offset by a $3.9 million increase in accounts payable and a $1.7 million increase in other accrued liabilities.

As of April 2, 1999, the Company had total borrowings under its senior credit facility of approximately $19.0 million including a term loan of $750,000 which is payable in quarterly installments of principal and accrued interest of $125,000 through October 31, 2000, outstanding letters of credit for foreign purchases of inventory of approximately $500,000, and availability of approximately $8.4 million. The net increase of $13.6 million in borrowings under the senior credit facility compared to October 2, 1998 reflects the cash payments for the Conlin and Larry Black acquisitions in February and March of 1999 as well as the stock purchased under the Company's stock buyback program.

On April 26, 1999, the Company replaced its existing senior credit facility with a new credit facility. The Credit Agreement ("Agreement"), under the new credit facility includes a revolving line of credit of $30,000,000 and term loan of $10,000,000 with a maturity date of April 26, 2002. The Agreement provides for reduced interest rates and fees as well as reduced reporting requirements. This Agreement also contains financial and net worth covenants in addition to limits on capital expenditures.

The Company believes it will satisfy its short-term and long-term liquidity needs from borrowings under its new credit facility and cash flows from operations.

On May 28, 1997, the Company approved the repurchase of up to 1,000,000 shares of its issued and outstanding common stock in the open market and/or privately negotiated transactions. On October 28, 1998, the Company approved a second repurchase program of up to an additional 1,000,000 shares of its issued and outstanding common stock in the open market and/or privately negotiated transactions. Such purchases are subject to price and availability of shares, working capital availability and any alternative capital spending programs of the Company. As of April 2, 1999, the Company repurchased approximately 1,172,000 of its issued and outstanding shares of common stock in the open market under both repurchase programs.

Except as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Impact of Year 2000 and System Implementation," the Company does not currently have any material commitments for capital expenditures.

Impact of Year 2000 and System Implementation

The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Some of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a failure or miscalculations causing disruptions of operations, including the inability to process transactions or engage in normal business activities. The Company has replaced significant portions of its software and hardware so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company expects that with successful conversions to new software that are Year 2000 compatible, the Year 2000 Issue will pose no significant operational problems for its computer systems. However, if such conversions are not made, or are not successfully completed on a timely basis, the Year 2000 Issue and system implementation could have a material adverse effect on the Company's operations. The Company is using internal and external resources to convert to, test, and implement the new software. The Company is in the final stages of completing the Year 2000 project and system implementation. The total cost of the project is estimated to be approximately $5.0 million. The majority of these costs associated with the Year 2000 and system implementation project will be capitalized and amortized.

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

Results of Operations

Net Revenues. Net revenues increased approximately $3.2 million (9.9%) and $3.7 million (7.8%) for the three and six month periods ended April 2, 1999 as compared to the same periods ended April 3, 1998. This increase in net revenues reflects increases in revenues associated primarily with the Company's Youth division as well as the Company's subsidiary, ATEC. The Company expects to experience an increase in sales as a result of the Conlin and Larry Black acquisitions that were completed in February and March of 1999.

Gross Profit. Gross profit increased approximately $1.2 million (10.2%) and $1.4 million (7.7%) for the three and six month periods ended April 2, 1999 as compared to the same periods ended April 3, 1998. As a percentage of net revenues, gross profit increased from 37.6% to 37.7% and decreased from 38.1% to 38.0% for the three and six month periods ended April 2, 1999 as compared to the same periods ended April 3, 1998. In the event revenues related to the Conlin and Larry Black acquisitions as well as the Youth and ATEC divisions represent a larger percentage of total revenues, the Company may experience a decrease in gross profit as a percentage of net revenues in future periods.

Selling, General and Administrative Expenses. Operating expenses decreased approximately $77,000 (0.9%) and increased approximately $82,000 (0.5%) for the three and six month periods ended April 2, 1999 as compared to the same periods ended April 3, 1998. As a percentage of net revenues, operating expenses decreased from 25.9% to 23.3% and from 31.9% to 29.8% for the three and six month periods ended April 2, 1999 as compared to the same periods ended April 3, 1998. The dollar increase in operating expenses for the six month period ended April 2, 1999 was primarily a result of the following:

(i) An increase in operating expenses associated with the Company's acquisition of Conlin and Larry Black in February and March of 1999.

(ii) An increase in payroll costs associated with the additional telemarketers and sales road force hired by the Company.

Operating Profit. Operating profit for the three and six month periods ended April 2, 1999 increased approximately $1.3 million (34.7%) and $1.3 million (44.7%) as compared to the same periods ended April 3, 1998. This reflects the impact of the (i) increase in gross profit dollars and (ii) decrease in operating expenses as a percentage of revenues as discussed above.

Interest Expense. Interest expense increased approximately $178,000 and $225,000 for the three and six month periods ended April 2, 1999 as compared to the same periods ended April 3, 1998. The increase in interest expense resulted from overall higher levels of borrowings. See
Item 2 "Liquidity and Capital Resources". Due to the higher borrowing levels associated with the stock buyback program, the system implementation, and the acquisitions of Conlin and Larry Black, the Company anticipates interest expense to increase in future periods.

Other Income, Net. Other income decreased approximately $36,000 and
$91,000 for the three and six month periods ended April 2, 1999 as compared to the same periods ended April 3, 1998. Other income includes promotional agreements entered into between the Company and certain corporate sponsors. In addition, other income also includes income generated from services provided to Emerson Radio Corp. ("Emerson") such as human resources, advertising, warehousing/distribution, and banking functions pursuant to a Management Services Agreement between the Company and Emerson effective May 1997. Due to certain promotional agreements not being renewed, the Company expects other income to decrease in future periods. In the event additional promotional agreements with certain corporate sponsors are not renewed or services provided to Emerson are discontinued or reduced, the Company would expect a decrease in other income in future periods.

Provision for Income Taxes. The provision for income taxes increased approximately $556,000 and $477,000 for the three and six month periods ended April 2, 1999 as compared to the same periods ended April 3, 1998. The Company's effective tax rate increased from 34% to 37.7% for the three and six month periods ended April 2, 1999 as compared to the same periods ended April 3, 1998.

Net Earnings. Net earnings increased approximately $546,000 and $489,000 for the three and six month periods ended April 2, 1999, as compared to the same periods ended April 3, 1998. Net earnings per share increased from $0.31 to $0.41 and from $0.24 to $0.33 for the three and six month periods ended April 2, 1999 as compared to the same periods ended April 3, 1998. The three and six month periods ended April 2, 1999 include a decrease of approximately 8.9% and 7.5% in weighted average shares outstanding, respectively.

Certain Factors that May Affect the Company's Business or Future
Operating Results

This report contains various forward looking statements and information that are based on Management's beliefs as well as assumptions made by and information currently available to Management. When used in this report, the words "anticipate", "believes," "estimate", "expect", "predict", "project", and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Among the key factors that may have a direct bearing on the Company's results are set forth below.

Future trends for revenues and profitability remain difficult to predict. The Company continues to face many risks and uncertainties, including: general and specific market economic conditions, risks associated with its freight carriers, reduced sales to the United States Government due to reduced Government spending, risk of nonpayment of accounts receivable, competitive factors, foreign supplier related issues, and risks associated with the Year 2000 Issue (including installing and implementing a new management information system).

The general economic condition in the U.S. could affect pricing on (i) services provided to the Company (such as freight); (ii) raw materials, such as metals and other commodities used in the manufacturing of certain products; and (iii) finished goods. Any material price increases to the customer could have an adverse effect on revenues and any price increases from vendors could have an adverse effect on costs.

The Company ships approximately 50% of its products using United Parcel Services ("UPS"). As experienced in 1997, a strike by UPS or any of the Company's major carriers could adversely affect the Company's results of operations due to not being able to deliver its products in a timely manner and using other more expensive freight carriers. Although the Company has analyzed the cost benefit effect of using other carriers, the Company continues to utilize UPS for the majority of its small package shipments and another carrier for a majority of its heavy shipments.

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

The Company derives a significant portion of its revenues from sales of products purchased directly from foreign suppliers located primarily in the Far East. In addition, the Company believes many of the products it purchases from domestic suppliers are produced by foreign manufacturers. The Company is subject to risks of doing business abroad, including delays in shipments, adverse fluctuations in currency exchange rates, increases in import duties, increases in inbound freight, decreases in quotas, changes in custom regulations and political turmoil. The occurrence of any one or more of the foregoing could adversely affect the Company's operations.

Advances and changes in available technology can significantly impact the Company. The Year 2000 Issue and system implementation project (as described above) creates risks for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals on a daily basis. Such problems with the Company's and/or third parties' computer systems could have a material adverse impact on the Company's ability to conduct its business.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

The Company from time to time becomes involved in various claims and lawsuits incident to its business (primarily relating to product liability issues). In the opinion of management of SSG, any ultimate liability arising out of currently pending claims and lawsuits will not have a material effect on the financial condition or the results of operations of SSG.
Item 2.   Changes in Securities

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

*(a)(5)   Exhibit 10.1   Credit Agreement dated April 26, 1999, by and
          between the Company and Comerica Bank.

*(a)(6)   Exhibit 10.2   Severance Agreement by and between the Company
          and Terrence M. Babilla, dated March 12, 1999.

*(a)(7)   Exhibit 10.3   Severance Agreement by and between the Company
          and John P. Walker, dated March 12, 1999.

*(a)(8)   Exhibit 10.4   Lease Agreement by and between Athletic Training
          Equipment Company and The Northwestern Mutual Life Insurance Company, dated January 29, 1999

*(a)(9)   Exhibit 27  --  Financial Data Schedule

(b) No Reports on Form 8-K were filed during the quarter ended April 2, 1999.

  ----------------------------------
*  Filed Herewith

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SPORT SUPPLY GROUP, INC.


May 14, 1999                  By: /s/ John P. Walker
                                  John P. Walker
                                  President, Chief Operating Officer
                                  And Chief Financial Officer


                              INDEX TO EXHIBITS

ITEM

Exhibit 10.1 Credit Agreement dated April 26, 1999, by and between the Company and Comerica Bank.

Exhibit 10.2 Severance Agreement by and between the Company and Terrence M. Babilla, dated March 12, 1999.

Exhibit 10.3 Severance Agreement by and between the Company and John P. Walker, dated March 12, 1999.

Exhibit 10.4 Lease Agreement by and between Athletic Training Equipment Company and The Northwestern Mutual Life Insurance Company, dated January 29, 1999

Exhibit 27     Financial Data Schedule