Form 10-Q
period 1999-07-02
SPORT SUPPLY GROUP INC
filed 1999-08-16
CIK 872855

SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549

                  FORM 10-Q
(Mark One)

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended July 2, 1999.
     OR
     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from            to          .

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

     Indicated below is the number of shares outstanding of each class of the registrant's common stock as of August 10, 1999.

Title of Each Class of Common Stock             Number Outstanding
Common Stock, $0.01 par value                    7,252,606 shares

                PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements


            Index to Consolidated Financial Statements


                              Page

Consolidated Balance Sheets                    3

Consolidated Statements of Operations          4

Consolidated Statements of Cash Flows          5

Notes to Consolidated Financial Statements

      SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
            CONSOLIDATED BALANCE SHEETS
     AS OF JULY 2, 1999 AND OCTOBER 2, 1998
                         July 2,    October 2,
                         1999          1998
CURRENT ASSETS:
Cash                                   $  1,214,787    $  1,035,466
Accounts receivable --
  Trade, less allowance for
  doubtful accounts of $721,000
  in 1999 and $372,000 in 1998           16,949,540      16,151,371
Other                                     1,052,187         572,234
Inventories, net                         21,438,914      14,102,837
Other current assets                      1,152,869         943,521
Deferred tax assets                           -             904,318
 Total current assets                    41,808,297      33,709,747

DEFERRED CATALOG EXPENSES                 2,276,135       1,916,035

PROPERTY, PLANT AND EQUIPMENT:
Land                                          8,663           8,663
Buildings                                 1,605,102       1,595,228
Machinery and equipment                   6,168,784       5,585,710
Furniture and fixtures                    3,389,963       2,683,122
Leasehold improvements                    2,361,851       2,764,384

                                   13,534,363      12,637,107

Less -- Accumulated depreciation
and amortization                         (8,485,035)     (7,574,023)

                                   5,049,328       5,063,084

DEFERRED TAX ASSETS                       4,659,189       4,659,189

COST IN EXCESS OF TANGIBLE NET
ASSETS ACQUIRED, less accumulated
   amortization of $1,389,000 in 1999
   and $1,240,000 in 1998                 8,594,454       3,174,725

TRADEMARKS, less accumulated
   amortization of $1,288,000 in 1999
   and $1,136,000 in 1998                 3,040,292       3,163,290

OTHER ASSETS, less accumulated
   amortization of $1,037,000
   in 1999 and $994,000 in 1998           7,112,823       3,117,545

                           $ 72,640,518    $ 54,803,615

CURRENT LIABILITIES:

Accounts Payable                       $  8,017,949    $  6,178,080
Income taxes payable                         -               87,250

Accrued property taxes                       -              218,201
Other accrued liabilities                 1,652,524         893,598
Deferred Tax Payable                      1,471,621            -
Notes payable and capital lease
   obligations, current portion           2,925,826       1,087,809

                                   14,067,920     8,464,938
NOTES PAYABLE AND CAPITAL LEASE
OBLIGATIONS, net of current portion      16,062,954       5,160,965

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01,
   100,000 shares authorized, no shares
   outstanding in 1999 or 1998              -               -

Common stock, par value $0.01,
  20,000,000 shares authorized,
  9,307,988 and 9,243,195 shares
  issued in 1999 and 1998,
  7,385,306 and 7,754,703 shares
  outstanding in 1999 and 1998               93,080          92,432

Paid-in capital                          59,377,896      59,100,187
Retained deficit                           (526,231)     (4,745,046)
Treasury stock, at cost,
  1,922,682 shares in 1999
  and 1,488,492 in 1998                 (16,435,101     (13,269,861)

                          42,509,644      41,177,712

                           $ 72,640,518    $ 54,803,615

The accompanying notes are an integral part of these financial statements.

          SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF OPERATIONS
                   UNAUDITED
                 For The Three Months Ended    For the Six Months Ended
                 July 2, 1999  July 3, 1998    July 2, 1999 July 3,1998
Net revenues              $26,310,019    $25,340,174    $76,656,224   $72,025,265

Cost of sales              15,592,879     15,500,267     46,799,033   44,409,386

Gross profit               10,717,140      9,839,907     29,857,191   27,615,879

Selling, general and
administrative expenses     8,100,295      7,239,915     23,087,731   22,145,564

Interest before income,
other income and taxes       2,616,845      2,599,992      6,769,460  5,470,315

Interest Expense             (370,774)       (93,610)     (870,604)   (368,401)

Other income, net              583,068       128,065       881,756    517,967

Earnings from continuing
operations before provision
for income taxes            2,829,139      2,634,447      6,780,612   5,619,881

Provision for Income Taxes  1,069,899        895,706      2,561,797   1,910,753

Net Earnings               $1,759,240     $1,738,741     $4,218,815   $3,709,128

Earnings per common and
common equivalent share:

Net earnings               $ 0.24        $ 0.22            $ 0.57      $0.46

Net earnings -
  assuming dilution        $ 0.22        $ 0.20            $ 0.55      $0.45

Weighted average number of
common shares outstanding   7,360,364      8,089,451      7,448,658     8,098,222

Weighted average number of
common and common equivalent
shares - assuming dilution  7,825,598      8,560,378      7,726,179     8,267,382


 The accompanying notes are an integral part of these financial statements.

           SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                    UNAUDITED
                                    For the Six Months Ended
                                    July 2, 1999    July 3, 1998
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                              $  4,218,815   $  3,709,128
Adjustments to reconcile net
Earnings to net cash used in
operating activities  --
  Depreciation and amortization              1,354,261      1,023,974
  Provision for(recovery of)allowances
    for accounts receivable                   (242,645)      (185,001)
Changes in assets and liabilities --
    (Increase) decrease in receivables         (48,047)     4,356,631
    Increase in inventories                 (5,968,900)    (1,978,099)
    Increase in deferred catalogs and
      other current assets                    (381,228)       832,100
    Increase in payables                       645,076        612,208
    Decrease in deferred taxes                 904,318      1,783,983
    Decrease in accrued liabilities           (216,501)    (1,285,949)
    Increase in other assets                (4,016,258)    (1,168,571)

Other                                           -              (9,037)

Net cash provided by (used in)
 operating activities                       (3,751,309)     6,027,167


CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property, plant
  & equipment                                 (967,478)      (339,027)
Payments for acquisitions, net of

  cash acquired                             (4,260,100)    (1,500,682)
Proceeds from sale of investments                4,885          6,200

Net cash used in investing activities       (5,222,693)    (1,833,509)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of notes
  payable                                   13,526,155      2,922,599
Payments of notes payable and
  capital lease obligations                 (1,486,149)    (5,454,837)
Proceeds from common stock issuances           480,145        689,135
Purchase of treasury stock                  (3,367,028)      (614,487)

Net cash provided by (used in)
  financing activities                       9,153,123     (2,457,590)

Net change in cash                             179,321      1,736,068

Cash, beginning of period                    1,035,466        602,779

Cash, end of period                       $  1,214,787    $ 2,338,847

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest  $    818,379     $  356,727

Cash paid during the period for
income taxes                              $    150,000      $     856

The accompanying notes are an integral part of these financial statements.

            SPORT SUPPLY GROUP, INC. AND SUBSIDIARY

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

These consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of Sport Supply Group, Inc.'s (the "Company" or "SSG") consolidated financial position as of July 2, 1999 and the results of its operations for the three and nine month periods ended July 2, 1999 and July 3, 1998.

The consolidated financial statements include the accounts of SSG and its wholly-owned subsidiaries, Athletic Training Equipment Company, Inc., a Delaware corporation ("ATEC") and Conlin Bros., Inc., a California corporation ("Conlin"). All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financials also include estimates and assumptions made by management that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses, provisions for and the disclosure of contingent assets and liabilities. Actual results could materially differ from those estimates.

Note 1 - Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for items manufactured by the Company and weighted-average cost for items purchased for resale. As of July 2, 1999 and October 2, 1998, inventories consisted of the following:

                             July 2,            October 2,
                             1999               1998

Raw Materials                 $ 3,723,703         $ 2,761,885
Work-in-progress                  380,894             236,466
Finished and purchased goods   18,433,428          11,530,406
                               22,538,025          14,528,757
Less inventory reserve for
slow moving items              (1,099,111)           (425,920)

                              $21,438,914         $14,102,847


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

Transactions under the plan for the nine months ended July 2, 1999 and July 3, 1998 are summarized as follows:


                                Nine Months Ended
                                July 2,       July 3,
                                1999          1998

Options outstanding - beginning
   of period                       860,286     1,040,573
Options granted                    116,875      182,300
Options exercised                  (58,725)      (71,887)
Options forfeited                  (10,912)       (1,425)
Options outstanding - end
   of period                       907,524      1,149,561
Weighted average prices             $ 7.38          $7.32


                         Stock Options    Stock Options
                         Outstanding      Exercisable
                       Wtd. Avg.   Wtd. Avg.         Wtd. Avg.
                       Remaining Exercise            Exercise
Range of Exercise Prices   Shares  Life       Price      Shares  Price

$5.60 - $9.44              907,524 7.5 yrs.  $7.38     660,230  $7.29

As of July 2, 1999 there were 100,000 non-qualified options outstanding that were issued outside the plan. Such options have an exercise price of $6.88 per share.

Note 3 - Notes Payable and Capital Lease Obligations

As of July 2, 1999 and October 2, 1998, notes payable and capital lease obligations consisted of the following:

                                           July 2,         October 2,
                                           1999            1998

Note payable under revolving line of
credit, interest at prime minus 1/2%
(7.5% at July 2, 1999) or LIBOR plus
1-1/4% (6.44% and 6.46% at July 2, 1999),
due April 26, 2002, collateralized by
substantially all assets                   $  8,122,885   $ 4,411,967

Term loan, interest at LIBOR plus
1-1/4% (6.46% and 6.52% at July 2, 1999),
payable in monthly installments plus
accrued interest of $166,667 through
April 26, 2002, collateralized by
substantially all assets                      9,500,000     1,000,000

Promissory note, noninterest bearing,
due June 30, 1999                               525,000       525,000

Promissory note, interest at 7.75% payable
in monthly installments of $29,167 plus
accrued interest through February 2001          554,167          --

Capital lease obligation, interest at
9.0%, payable in annual installments of
principal and interest totaling $55,000
through August 2005                             261,753       261,753

Other                                            24,975        50,054

Total                                        18,988,780     6,248,774

Less - current portion                       (2,925,826)   (1,087,809)

Long-term debt and capital lease
obligations, net                           $ 16,062,954   $ 5,160,965

The Company has a senior secured credit facility to finance its working capital requirements. The Company's ability to borrow funds under its revolving credit facility is based upon certain percentages of eligible trade accounts receivable and eligible inventories. As of July 2, 1999, the Company was in compliance with the covenants in its senior credit facility.

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

Amounts outstanding under the senior credit facility are collateralized by substantially all assets of the Company. As of July 2, 1999, the Company had the option of electing the revolving credit facility and the term loan to bear interest at the prevailing LIBOR rate plus 1-1/4% (6.44% thru 6.52% at July 2, 1999) or the lender's prime rate minus 1/2% (7.5% at July 2, 1999). Historically, the Company has elected the lower of the interest rates available under the facility.

As of July 2, 1999, the Company had borrowings of approximately
$8,123,000 outstanding under the revolving credit facility, approximately $821,000 of letters of credit outstanding for foreign purchases of inventory. In addition, as of July 2, 1999, SSG had borrowings of $9,500,000 under the term loan which is payable in monthly installments of principal and accrued interest of $166,667 through April 26, 2002.


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

As of July 2, 1999, the Company's issued and outstanding capital stock consisted solely of common stock. The Company has approximately 908,000 options outstanding under the stock option plan with exercise prices ranging from $5.60 to $9.44, approximately 100,000 options issued outside the plan with an exercise price of $6.88, and approximately 1.0 million warrants outstanding with an exercise price of $7.50. If the options and warrants were exercised, all holders would have rights similar to common shareholders.

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

The following table sets forth the computation of basic and diluted earnings per share:

                         For the Three              For the Nine
                         Months Ended               Months Ended
                              July 2,       July 3         July 2,        July 3,
                              1999          1998           1999           1998
Numerator:
Net earnings from
continuing operations          $1,759,240   $1,738,741     $4,218,815     $3,709,128

Numerator for basic and
diluted earnings per share -
income available to
common stockholders            $1,759,240   $1,738,741     $4,218,815     $3,709,128

Denominator:
Denominator for basic earnings
per share -
Weighted average shares         7,360,364    8,089,451      7,448,658      8,098,222

Effect of dilutive securities:

Warrants                          235,804      195,489        134,975         61,448

Employee stock options            229,430      275,438        142,546        107,712


Denominator for diluted
earnings per share -
Adjusted weighted average
shares and assumed
conversions                     7,825,598    8,560,378      7,726,179    8,267,382

Basic earnings per share          $0.24        $0.22          $0.57          $0.46
Diluted earnings per share        $0.22       $0.20           $0.55          $0.45

Note 6 - Acquisitions

During January 1999, the Company paid cash for the stock of Conlin Bros., Inc. ("Conlin"), a distributor of sporting goods equipment. The Company has accounted for this acquisition using the purchase method and, as such, its results of operations are combined with the Company's results of operations subsequent to the acquisition date. No proforma information is presented herein because the proforma information would not materially differ from actual results.

During February 1999, the Company acquired certain assets of Larry Black Sporting Goods, Inc. ("Larry Black"), a distributor of sporting goods equipment for cash, a promissory note and the assumption of certain liabilities. The Company has accounted for this acquisition using the purchase method and, as such, its results of operations are combined with the Company's results of operations subsequent to the acquisition date. No proforma information is presented herein because the proforma information would not materially differ from actual results.

During April 1999, the Company acquired certain assets of Flag A Tag, Inc. ("Flag A Tag"), a manufacturer of flag football belts for cash and the assumption of certain liabilities. The Company has accounted for this acquisition using the purchase method and, as such, its results of operations are combined with the Company's results of operations subsequent to the acquisition date. No proforma information is presented herein because the proforma information would not materially differ from actual results.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company's working capital increased approximately $2.5 million during the nine months ended July 2, 1999, from $25.2 million at October 2, 1998 to $27.7 million at July 2, 1999. The increase in working capital is primarily a result of a $7.3 million increase in inventory associated with the seasonality of the Company's business as well as the inventory acquired from the acquisitions of Conlin in January, 1999 and Larry Black in February, 1999. This increase was partially offset by
(i) a $1.8 million increase in trade payables and (ii) a $1.8 million increase in current notes payable.

On April 26, 1999, the Company replaced its existing senior credit facility with a new credit facility. The Credit Agreement ("Agreement") under the new credit facility includes a revolving line of credit of $30,000,000 and term loan of $10,000,000 with a maturity date of April 26, 2002. The Agreement provides for reduced interest rates and fees as well as reduced reporting requirements. The Agreement also contains financial and net worth covenants in addition to limits on capital expenditures.

As of July 2, 1999, the Company had total borrowings under its senior credit facility of approximately $17.6 million including a term loan of $9.5 million which is payable in monthly installments of principal and accrued interest of $167,000 through April 26, 2002, and outstanding letters of credit for foreign purchases of inventory of approximately $821,000. The net increase of $2.5 million in borrowings under the senior credit facility compared to October 2, 1998 reflects the cash payments for the Conlin, Larry Black, and Flag A Tag acquisitions, the stock purchased under the Company's stock buyback program, and cash paid for the system implementation.

The Company believes it will satisfy its short-term and long-term liquidity needs from borrowings under its senior credit facility and cash flows from operations.

On May 28, 1997, the Company approved the repurchase of up to 1,000,000 shares of its issued and outstanding common stock in the open market and/or privately negotiated transactions. On October 28, 1998, the Company approved a second repurchase program of up to an additional 1,000,000 shares of its issued and outstanding common stock in the open market and/or privately negotiated transactions. Such purchases are subject to price and availability of shares, working capital availability and any alternative capital spending programs of the Company. As of July 2, 1999, the Company repurchased approximately 10,178,000 of its issued and outstanding shares of common stock in the open market under both repurchase programs.

Except as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Impact of Year 2000 and System Implementation," the Company does not currently have any material commitments for capital expenditures.

Impact of Year 2000 and System Implementation

The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Some of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a failure or miscalculations causing disruptions of operations, including the inability to process transactions or engage in normal business activities. The Company has replaced significant portions of its software and hardware so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company used internal and external resources to convert to, test, and implement the new software. The Company has completed the final stages of the Year 2000 project and system implementation. The total cost of the project was approximately $6.0 million. The majority of these costs associated with the Year 2000 and system implementation project will be capitalized and amortized.

The Company's Year 2000 compliance is also dependent on the compliance of third parties such as vendors and customers. The Company is currently surveying its third parties regarding Year 2000 compliance; however, due to the diversity and volume of customers and vendors, the Company can not determine the full extent to which the Company may be affected if such Year 2000 issues are not resolved by third parties. Since no one individual customer accounts for a material portion of the Company's revenues, the potential of a negative impact is minimized.

The Company's above efforts are intended to reduce the possibility of any disruptions to the business related to Year 2000 issues. While the Company believes these actions will be successful, the issues are full of complexities and uncertainties. If a material disruption were to occur, it could have a material adverse effect on the Company's results of operations. At present the Company's Year 2000 efforts have been directed at the goal of reducing or eliminating the potential for Year 2000 problems. The Company has not yet established a contingency plan which provides for alternate procedures should any of its primary efforts fail.

Results of Operations

Net Revenues. Net revenues increased approximately $970,000 (3.8%) and $4.6 million (6.4%) for the three and nine month periods ended July 2, 1999 as compared to the same periods ended July 3, 1998. This increase in net revenues reflects increases in revenues associated primarily with the Company's Youth division as well as the Company's subsidiary, ATEC. This increase was offset by a decrease in bid revenues. The Company expects to experience an increase in sales as a result of the Conlin, Larry Black, and Flag A Tag acquisitions.

Gross Profit.  Gross profit increased approximately $877,000 (8.9%) and
$2.2 million (8.1%) for the three and nine month periods ended July 2, 1999 as compared to the same periods ended July 3, 1998. As a percentage of net revenues, gross profit increased from 38.9% to 40.7% and from 38.3% to 38.9% for the three and nine month periods ended July
2, 1999 as compared to the same periods ended July 3, 1998. This increase was primarily related to the decrease in bid revenues, as such revenues have lower margins. In the event revenues related to the Conlin and Larry Black acquisitions as well as the Youth and ATEC divisions represent a larger percentage of total revenues, the Company may experience a decrease in gross profit as a percentage of net revenues in future periods due to the margins being lower than the historical margins of the Company.

Selling, General and Administrative Expenses. Operating expenses increased approximately $860,000 (11.9%) and $942,000 for the three and nine month periods ended July 2, 1999 as compared to the same periods ended July 3, 1998. As a percentage of net revenues, operating expenses increased from 28.6% to 30.8% and decreased from 30.7% to 30.1% for the three and nine month periods ended July 2, 1999 as compared to the same periods ended July 3, 1998. The increase in operating expenses as a percentage of net revenues for the three months ended July 2, 1999 as compared to the same period ended July 3, 1998 was primarily a result of the following:

(i) An increase in operating expenses associated with the Company's acquisition of Conlin and Larry Black in February and March of 1999.

(ii) An increase in payroll costs associated with the additional telemarketers and sales road force hired by the Company.

Operating Profit. Operating profit for the three and nine month periods ended July 2, 1999 increased approximately $17,000 (0.6%) and $1.3 million (23.7%) as compared to the same periods ended July 3, 1998.
This reflects the impact of the (i) increase in gross profit dollars and
(ii) the decrease in operating expenses as a percentage of revenues as discussed above.

Interest Expense. Interest expense increased approximately $277,000 and $502,000 for the three and nine month periods ended July 2, 1999 as compared to the same periods ended July 3, 1998. The increase in interest expense resulted from overall higher levels of borrowings. See
Item 2 "Liquidity and Capital Resources". Due to the higher borrowing levels associated with the stock buyback program, the system implementation, and the acquisitions of Conlin, Larry Black, and Flag A Tag, the Company anticipates interest expense to increase in future periods.

Other Income, Net. Other income increased approximately $455,000 and $364,000 for the three and nine month periods ended July 2, 1999 as compared to the same periods ended July 3, 1998. The increase in other income resulted primarily from one time vendor rebates. In addition, other income includes services provided to Emerson such as human resources, advertising, warehousing/distribution, and banking functions as provided in a Management Services Agreement between the Company and Emerson effective May 1997.

Provision for Income Taxes. The provision for income taxes increased approximately $174,000 and $651,000 for the three and nine month periods ended July 2, 1999 as compared to the same periods ended July 3, 1998. The Company's effective tax rate increased from 34.0% to 37.8% for the three and nine month periods ended July 2, 1999 as compared to the same periods ended July 3, 1998.

Net Earnings. Net earnings increased approximately $20,000 and $510,000 for the three and nine month periods ended July 2, 1999 as compared to the same periods ended July 3, 1998. Net earnings per share increased from $0.22 to $0.24 and from $0.46 to $0.57 for the three and nine month periods ended July 2, 1999 as compared to the same periods ended July 3, 1998. The three and nine month periods ended July 2, 1999 include a decrease of approximately 9.0% and 8.0% in weighted average shares outstanding, respectively.

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

Future trends for revenues and profitability remain difficult to predict. The Company continues to face many risks and uncertainties, including: general and specific market economic conditions, risks associated with its freight carriers, reduced sales to the United States Government due to reduced Government spending, risk of nonpayment of accounts receivable, competitive factors, foreign supplier related issues, risks associated with the Year 2000 Issue, and uncertainties related to its litigation with MacMark. See Part II, Item 1 "Legal Proceedings".

The general economic condition in the U.S. could affect pricing on (i) services provided to the Company (such as freight); (ii) raw materials, such as metals and other commodities used in the manufacturing of certain products; and (iii) finished goods. Any material price increases to the customer could have an adverse effect on revenues and any price increases from vendors could have an adverse effect on the Company's costs.

The Company ships approximately 50% of its products using United Parcel Services ("UPS"). As experienced in 1997, a strike by UPS or any of the Company's major carriers could adversely affect the Company's results of operations due to not being able to deliver its products in a timely manner and using other more expensive freight carriers. The Company utilizes UPS for the majority of its small package shipments and another carrier for a majority of its heavy shipments.

Approximately 7% of the Company's institutional sales are made to the U.S. Government, a majority of which are made to military installations. Reductions in U.S. Government spending could reduce funds available to various government customers for sports related equipment, which could adversely affect the Company's results of operations.

Management continues to closely monitor orders and the creditworthiness of its customers. The Company has not experienced abnormal increases in losses associated with accounts receivable; however, credit risks associated with the youth league customers, newly acquired team dealer customers, and ATEC's retail customer base are considered by the Company to be greater than any other division. The Company has made allowances for the amount it believes to be adequate to properly reflect the risk to accounts receivable; however, unforeseen market conditions may compel the Company to increase the allowances.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

The Company from time to time becomes involved in various claims and lawsuits incident to its business (primarily relating to product liability issues). In the opinion of management of SSG, except as set forth below, any ultimate liability arising out of currently pending claims and lawsuits are not expected to have a material effect on the financial condition or the results of operations of SSG.

On June 18, 1999 the Company filed a lawsuit for declaratory relief in the United States District Court for the Northern District of Texas against MacMark Corporation ("MacMark") and Equilink Licensing Corp. ("Equilink"), both of which the Company believes are controlled by Riddell Sports, Inc. ("Riddell"). The Company subsequently amended the lawsuit to add Riddell as a defendant and to assert additional claims for relief.

The lawsuit arises out of a notice delivered by MacMark purportedly terminating the Company's rights under its license to use the MacGregor(r) trademark. The license is perpetual and royalty free subject to certain limited termination rights. MacMark stated in its notice that it considers there to be continuing and material breaches of the License Agreement and that such breaches are incurable, all of which the Company disputes.

On July 7, 1999, MacMark and Equilink filed a lawsuit against the Company in the United States District Court for the Southern District of New York. The lawsuit alleges trademark infringement, false designation of origin, unfair competition, trademark dilution and violation of the New York Deceptive Practices Act. The lawsuit seeks injunctive relief and unspecified damages.

The Company believes it has complied with the terms of the License Agreement and intends to vigorously defend itself and to pursue its claims. Because the Company has converted a substantial portion of its products to the MacGregor brand, termination of the License Agreement could have at least a short term material adverse effect on the Company's results of operations.

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

(a)(4)    Exhibit 4.1 -- Specimen of Common Stock Certificate
          (incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-39218)).

*(a)(5) Exhibit 10.1 -- Form of Stock Option Agreement by and between the Company and each of Terrence M. Babilla and John P. Walker.

*(a)(6)   Exhibit 27    --    Financial Data Schedule

(b)  --   A report on Form 8-K was filed with the Securities and
          Exchange Commission on July 9, 1999 to report the lawsuit filed by the Company against MacMark and Equilink that is more fully described above in Part II, Item 1. "Legal Proceedings".

     -- A report on Form 8-K was filed with the Securities and Exchange Commission on August 5, 1999 to report the Letter of Intent from Oaktree Capital Management of acquiring 2,269,500 shares of Sport Supply Group, Inc. from Emerson Radio Corp.


  ----------------------------------
*  Filed Herewith




                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SPORT SUPPLY GROUP, INC.


August 16, 1999               By: /s/ John P. Walker
                                   John P. Walker
                                   President and Chief Financial Officer

INDEX TO EXHIBITS

ITEM

Exhibit 10.1 --  Form of Stock Option Agreement by and between the
                 Company and Terrence M. Babilla and John P. Walker.

Exhibit 27   --  Financial Data Schedule