Form 10-Q/A
period 1999-07-02
SPORT SUPPLY GROUP INC
filed 1999-08-17
CIK 872855

SECURITIES AND EXCHANGE COMMISSION
               Washington, D.C. 20549

                   FORM 10-Q/A
                (Amendment No. 1)
(Mark One)

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

The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q pursuant to the Securities Exchange Act of 1934, as amended, for the quarterly period ended July 2, 1999, as set forth in the pages attached hereto:

Part 1, Item 1, is amended by the inclusion of such items herein.
Part 1, Item 2, is amended by the inclusion of such items herein.

      SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
            CONSOLIDATED BALANCE SHEETS
     AS OF JULY 2, 1999 AND OCTOBER 2, 1998
                                       July 2,    October 2,
                                       1999          1998
CURRENT ASSETS:
Cash                                   $  1,214,787    $  1,035,466
Accounts receivable --
  Trade, less allowance for
  doubtful accounts of $721,000
  in 1999 and $372,000 in 1998           16,949,540      16,151,371
Other                                     1,052,187         572,234
Inventories, net                         21,438,914      14,102,837
Other current assets                      1,152,869         943,521
Deferred tax assets                           -             904,318
 Total current assets                    41,808,297      33,709,747

DEFERRED CATALOG EXPENSES                 2,276,135       1,916,035

PROPERTY, PLANT AND EQUIPMENT:
Land                                          8,663           8,663
Buildings                                 1,605,102       1,595,228
Machinery and equipment                   6,168,784       5,585,710
Furniture and fixtures                    3,389,963       2,683,122
Leasehold improvements                    2,361,851       2,764,384

                                         13,534,363      12,637,107

Less -- Accumulated depreciation
and amortization                         (8,485,035)     (7,574,023)

                                          5,049,328       5,063,084

DEFERRED TAX ASSETS                       4,659,189       4,659,189

COST IN EXCESS OF TANGIBLE NET
ASSETS ACQUIRED, less accumulated
   amortization of $1,389,000 in 1999
   and $1,240,000 in 1998                 8,694,454       3,174,725

TRADEMARKS, less accumulated
   amortization of $1,288,000 in 1999
   and $1,136,000 in 1998                 3,040,292       3,163,290

OTHER ASSETS, less accumulated
   amortization of $1,037,000
   in 1999 and $994,000 in 1998           7,112,823       3,117,545

                                       $ 72,640,518    $ 54,803,615

CURRENT LIABILITIES:

Accounts Payable                       $  8,017,949    $  6,178,080
Income taxes payable                         -               87,250

Accrued property taxes                       -              218,201
Other accrued liabilities                 1,652,524         893,598
Deferred Tax Payable                      1,471,621            -
Notes payable and capital lease
   obligations, current portion           2,925,826       1,087,809

                                         14,067,920     8,464,938
NOTES PAYABLE AND CAPITAL LEASE
OBLIGATIONS, net of current portion      16,062,954       5,160,965

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.01,
   100,000 shares authorized, no shares
   outstanding in 1999 or 1998              -               -

Common stock, par value $0.01,
  20,000,000 shares authorized,
  9,307,988 and 9,243,195 shares
  issued in 1999 and 1998,
  7,385,306 and 7,754,703 shares
  outstanding in 1999 and 1998               93,080          92,432

Paid-in capital                          59,377,896      59,100,187
Retained deficit                           (526,231)     (4,745,046)
Treasury stock, at cost,
  1,922,682 shares in 1999
  and 1,488,492 in 1998                 (16,435,101)    (13,269,861)

                                         42,509,644      41,177,712

                                       $ 72,640,518    $ 54,803,615

The accompanying notes are an integral part of these financial statements.

          SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF OPERATIONS
                   UNAUDITED
                         For The Three Months Ended    For the Nine Months Ended
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

           SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                    UNAUDITED
                                        For the Nine Months Ended
                                        July 2, 1999    July 3, 1998
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                              $  4,218,815   $  3,709,128
Adjustments to reconcile net
Earnings to net cash used in
operating activities  --
  Depreciation and amortization              1,354,261      1,023,974

  Provision for(recovery of)allowances
    for accounts receivable                   (242,645)      (185,001)
Changes in assets and liabilities --
    (Increase) decrease in receivables         (48,047)     4,356,631
    Increase in inventories                 (5,968,900)    (1,978,099)
    Increase in deferred catalogs and
      other current assets                    (381,228)       832,100
    Increase in payables                       645,076        612,208
    Decrease in deferred taxes                 904,318      1,783,983
    Decrease in accrued liabilities           (216,501)    (1,285,949)
    Increase in other assets                (4,016,258)    (1,168,571)

Other                                           -              (9,037)

Net cash provided by (used in)
 operating activities                       (3,751,109)     6,027,167


CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property, plant
  & equipment                                 (967,478)      (339,027)
Payments for acquisitions, net of
  cash acquired                             (4,260,100)    (1,500,682)
Proceeds from sale of investments                4,885          6,200

Net cash used in investing activities       (5,222,693)    (1,833,509)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuances of notes
  payable                                   13,526,155      2,922,599
Payments of notes payable and
  capital lease obligations                 (1,486,149)    (5,454,837)
Proceeds from common stock issuances           480,145        689,135
Purchase of treasury stock                  (3,367,028)      (614,487)

Net cash provided by (used in)
  financing activities                       9,153,123     (2,457,590)

Net change in cash                             179,321      1,736,068

Cash, beginning of period                    1,035,466        602,779

Cash, end of period                       $  1,214,787    $ 2,338,847

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest  $    818,379     $  356,727

Cash paid during the period for
income taxes                              $    150,000      $     856

The accompanying notes are an integral part of these financial statements.

Item 2.

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

On May 28, 1997, the Company approved the repurchase of up to 1,000,000 shares of its issued and outstanding common stock in the open market and/or privately negotiated transactions. On October 28, 1998, the Company approved a second repurchase program of up to an additional 1,000,000 shares of its issued and outstanding common stock in the open market and/or privately negotiated transactions. Such purchases are subject to price and availability of shares, working capital availability and any alternative capital spending programs of the Company. As of July 2, 1999, the Company repurchased approximately 1,178,000 of its issued and outstanding shares of common stock in the open market under both repurchase programs.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SPORT SUPPLY GROUP, INC.


August 17, 1999               By: /s/ John P. Walker
                                   John P. Walker
                                   President and Chief Financial Officer