Form 10-K
period 1999-10-01
SPORT SUPPLY GROUP INC
filed 1999-12-28
CIK 872855

FORM 10-K

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
  (Mark One)

  [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended October 1, 1999.

                      OR

  [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from              to

                      Commission File number 1-10704

                          Sport Supply Group, Inc.
          (Exact name of registrant as specified in its charter)

                 Delaware                                 75-2241783
       -------------------------------                -------------------
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)

      1901 Diplomat Drive, Farmers Branch, Texas         75234 - 8914
      ------------------------------------------         ------------
       (Address of principal executive offices)            (Zip Code)

  Registrant's telephone number, including area code:    (972) 484-9484


  Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
         Title of each class                       which registered
     -----------------------------             ------------------------
     Common Stock, $ .01 Par Value             New York Stock Exchange

  Securities registered pursuant to Section 12(g) of the Act:

                                    None
  -----------------------------------------------------------------------
                             (Title of Class)

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
  days.   Yes    X      No ____

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
  Form 10-K or any amendment to this Form 10-K. [   ]

       The aggregate market value of the voting stock held by non-affiliates of the registrant on December 20, 1999 based on the closing price of the common stock on the New York Stock Exchange on such date, was approximately $45,500,000.

       Indicated below is the number of outstanding shares of each class of the registrant's common stock, as of December 20, 1999.

       Title of Each Class of Common Stock        Number Outstanding
       -----------------------------------        ------------------
          Common Stock, $.01 par value                 7,263,879

                    DOCUMENTS INCORPORATED BY REFERENCE

                Document                          Part of the Form 10-K
  --------------------------------------------    ---------------------
  Proxy Statement for Annual Meeting of
  Stockholders to be held on February 25, 2000    Part III

                           TABLE OF CONTENTS



       Item                                                    Page
       ----                                                    ----
  PART I

        1   Business..........................................    3

        2   Properties........................................   10

        3   Legal Proceedings.................................   10

        4   Submission of Matters to a Vote of Security Holders  11

  PART II

        5   Market for Registrant's Common Equity and Related
              Stockholder Matters.............................   12

        6   Selected Financial Data...........................   12

        7   Management's Discussion and Analysis of
              Financial Condition and Results of Operations ..   14

        8   Financial Statements and Supplementary Data.......   21

        9   Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure..........   41

  PART III

       10   Directors and Executive Officers of the Registrant   42

       11   Executive Compensation............................   42

       12   Security Ownership of Certain Beneficial Owners and
              Management......................................   42

       13   Certain Relationships and Related Transactions....   42

  PART IV

       14   Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K.............................   43

       --   Signatures........................................   44

       --  Index to Exhibits..................................   45

                                    PART I.

  Item 1.   Business.

  General

       Sport Supply Group, Inc. (the "Company" or "SSG") believes it is one of the largest direct mail marketers of sports related equipment and leisure products to the institutional market in the United States. The Company serves the institutional market, which is generally comprised of: schools, colleges, universities, government agencies, military facilities, athletic clubs, athletic teams and dealers, youth sports leagues and recreational organizations. SSG offers a broad line of institutional-grade equipment and provides customer service and sales efforts using sales personnel strategically located in certain large metropolitan areas, toll-free telephone sales and service personnel and nine internet sites. The Company believes that prompt delivery of a broad range of institutional-grade products at competitive prices differentiates it from the retail sporting goods stores that primarily serve the consumer market. See Item 1. -- "Business - Sales and Marketing". The Company markets approximately 8,000 sports related equipment products to its over 100,000 institutional, retail, mass merchant and team dealer customers and maintains over 250,000 names in its mailing lists.

       The Company's net revenues have increased from $65 million in fiscal year 1995 to $107 million for the fiscal year ended October 1, 1999. The Company attributes its high level of growth to strategic acquisitions and the successful development of an extensive mail order marketing program and competitive pricing programs.

       During fiscal year 1999, the Company successfully completed the implementation of its new, Year 2000 compliant SAP/AS400 ERP Information Technology (IT) platform. This new system fully integrates all of the Company's business, operational and accounting applications.

       On September 2, 1999, the Company announced that its initial launch of nine Internet websites was functional and that such websites enable the Company's customers to transact business by way of the Internet. In addition to placing orders, customers can access account balances, order information, shipment information and a series of other customer related data on a real time basis with a direct connection to the Company via the Internet. The nine Internet websites enable the Company's customers to do business with the Company seven days a week, twenty-four hours a day. The Company believes the majority of its customers have access to the Internet and view the placing of orders and accessing their account information over the Internet as a significant benefit. The Company expects that in time, a large portion of its customer base will look to the Internet and E-Commerce as the predominant method of quoting, ordering, and procuring its products, along with servicing customer needs. The Company's sourcing, warehousing, distribution and fulfillment capabilities, in addition to its new integrated SAP/AS400 ERP system, provide the necessary capacities, logistics and information technological support to meet the demands and growth potential of E-Commerce. The Company views the continued expansion of customer connectivity via the Internet as vital to its future growth.

       The nine marketing Internet website addresses are as follows:

       bsnsports.com
       leaguedirect.com
       us-games.com
       esportsonline.com
       championbarbell.com
       bsngsanaf.com
       newenglandcamp.com
       portapit.com
       atec-sports.com

       The Company is a Delaware corporation incorporated in 1982 and in 1988 became the successor of an operating division of Aurora Electronics, Inc. (f/k/a BSN Corp. and referred to herein as "Aurora"). Before the completion of the initial public offering of 3,500,000 shares of the Company's common stock in April 1991, the Company was a wholly owned subsidiary of Aurora. The Company has two wholly-owned subsidiaries: 1) Athletic Training Equipment Company, Inc., a Delaware corporation ("ATEC"), acquired in December, 1997, which was previously named Sport Supply Group International Holdings, Inc. and 2) Conlin Bros., Inc., a California corporation ("Conlin"), acquired in January, 1999.

       The Company's executive offices are located at 1901 Diplomat Drive, Farmers Branch, Texas 75234-8914 and its telephone number is
  (972) 484-9484. The Company's Internet website (sportsupplygroup.com) provides certain information about the Company.

  Products

       The Company believes it manufactures and distributes one of the broadest lines of sports related equipment and leisure products to the institutional market. SSG offers approximately 10,000 sporting goods and sports and recreational leisure products, over 3,000 of which it manufactures. The product lines offered by SSG include, but are not limited to: archery, baseball, softball, basketball, camping, football, tennis and other racquet sports, gymnastics, indoor recreation, physical education, soccer, field and floor hockey, lacrosse, track and field, volleyball, weight lifting, exercise equipment, outdoor playground equipment, and early childhood development products.

       The Company believes brand recognition is important to the institutional market. Most of SSG's products are marketed under trade names or trademarks owned or licensed by the Company. SSG believes many of its trade names and trademarks are well recognized among institutional purchasers of sports related equipment. SSG intends to continue to expand its product and brand name offerings by actively pursuing product, trademark and trade name licensing arrangements and acquisitions. The Company's trademarks, servicemarks, and trade names include, but are not limited to, the following:

    * Official Factory Direct Equipment Supplier of Little League Baseball -- (see discussion below).

    * Voit[R] -- institutional sports related equipment and products, including inflated balls and baseball and softball products -- (licensed from Voit Sports, Inc. - see discussion below).

    * MacGregor[R] -- certain equipment and accessories relating to baseball, softball, basketball, soccer, football, volleyball, and general exercise (e.g., dumbbells, curling bars, etc.) (licensed from MacMark Corporation - see discussion below). See also Part
       I.  Item  1. - "Sales  and  Marketing"   and-  Item  3.     "Legal
       Proceedings".

    * Huffy[R] -- early childhood development products (sublicensed from Huffy Corporation (see discussion below)).

    *  Alumagoal[R]   -- track  and field  equipment, including  starting
       blocks, hurdles, pole vault and high jump standards and crossbars.

    * AMF[R] -- gymnastics equipment (licensed from AMF Bowling, Inc. - (see discussion below)).

    * ATEC [R] -- pitching machines and related baseball and softball training equipment.

    *  BSN[R] -- sport balls

    * Champion -- barbells, dumbbells and weight lifting benches and machines.

    *  Curvemaster[R] -- baseball and softball pitching machines.

    *  Fibersport -- pole vaulting equipment.

    *  Flag  A  Tag[R]  --  flag football belts

    * Gamecraft -- field and floor hockey equipment, soccer equipment, scorebooks, coaching equipment and table tennis equipment.

    *  GSC Sports -- gymnastics equipment.

    *  Hammett & Sons -- indoor table-top games.

    * Maxpro[R] -- products include, among others, football practice dummies, baseball, and other protective helmets and pads (other than football protective equipment), baseball chest protectors and baseball mitts and gloves (licensed from Proacq Corp., a subsidiary of Riddell Sports Inc.).

    * New England Camp and Supply -- camping and outdoor recreational equipment and accessories.

    * North American Recreation[R] -- billiard, table tennis and other game tables.

    *  Passon's Sports -- mail order catalogs.

    *  Pillo Polo[R] -- recreational polo and hockey games.

    *  Port-A-Pit[R] -- high jump and pole-vault landing pits.

    *  Pro Base[R] -- baseball bases.

    *  Pro Down -- football down markers.

    *  Pro Net -- nets, net assemblies and frames and practice cages.

    *  Rol-Dri[R]  and  Tidi-Court  --  golf  course  and  tennis   court
       maintenance equipment.

    *  Safe-Squat -- specialty weight lifting squat machines.

    *  Toppleball[R] -- recreational ball games.

    * U.S. Games, Inc.[R] -- goals, nets, and playing equipment for physical exercise games and mail order catalogs.

       The Voit license permits the Company to use the Voit[R] trademark in connection with the manufacture, advertisement, and sale to certain institutional customers of specified sports related equipment and products, including inflated balls for all sports and baseball and softball products. The Company is required to pay annual royalties under the license. The initial term of the Voit license expired on December 31, 1989, and was subject to three renewal options for consecutive terms of five years each. SSG is permitted to use the Voit trademark through December 31, 2004.

       The Huffy sublicense permits the Company to use the Huffy[R] trademark in connection with the manufacturing, advertising, selling and distribution of certain sports related products and equipment to institutional customers. The Company is required to pay annual royalties under the sublicense. The term of the sublicense expires September 30, 2003, subject to earlier termination as provided in the sublicense.

       In February 1992, the Company acquired two separate licenses to use several trade names, styles, and trademarks (including, but not limited to, MacGregor[R]). Each license permits the Company to manufacture, promote, sell, and distribute to institutional sporting goods customers (subject to certain exceptions) in the United States, Canada, and Mexico, specified institutional sports related equipment and products relating to baseball, softball, basketball, soccer, football, volleyball, and general exercise. Each license is royalty-free and exclusive with respect to certain customers and non-exclusive with respect to others. Each license is perpetual provided the Company generates a predetermined minimum amount of revenues each year from the sale of products bearing the MacGregor trademark, maintains certain quality standards for such products and services, and does not commit any default under the license agreements that remains uncured for a period of 30 days after the Company receives notice of such default. The Company has converted a substantial portion of its products to the MacGregor[R] brand, which is believed to be a widely recognized trade name in the sporting goods industry. See Part I. Item 1. -- "Business - Sales and Marketing" and Item 3. -- "Legal Proceedings".

       On August 19, 1993, the Company entered into an exclusive license agreement with AMF Bowling, Inc. to use the AMF name in connection with the promotion and sale of certain gymnastics equipment in the United States and Canada. The Company is required to pay an annual royalty under the license. The minimum royalty increases by a predetermined percentage each year the license agreement is in effect. SSG is permitted to use the AMF name through December 31, 2001.

       On December 15, 1995, the Company entered into a three year agreement with Little League Baseball, Incorporated that, among other things, names the Company as the "Official Factory Direct Equipment Supplier of Little League Baseball". On August 15, 1997, the Company and Little League Baseball extended the expiration of this agreement to December 31, 2001. The Company is required to pay an annual fee to keep the agreement in effect each year.

       In addition to the foregoing, the Company has acquired (or had issued) a number of patents relating to products sold by the Company. The following is a list of some of the patents owned by the Company:
  (i.) two separate patents relating to a Power Squat/Weight Lifting Apparatus (expire May 20, 2003 and June 23, 2004, respectively), (ii.) Baseball Hitting Practice Device (expires May 9, 2006), (iii.) two separate patents relating to Football Digital Display Markers (expire June 27, 2006 and November 28, 2006, respectively), (iv.) Tennis Net and Method of Making (expires October 1, 2008), (v.) Rotator Cuff Exercise Machine (expires January 29, 2008), (vi.) Portable Balance Beam (expires July 28, 2009) and (vii.) Holder for Beverage Containers (expires August 16, 2002).

  Sales and Marketing

       Sport Supply Group believes it is the largest seller of sporting goods and sports leisure products to the institutional market in the United States. The institutional market is made up of well over 500,000 potential customers, most clearly defined as: 1) Out of School Customers including youth sports leagues, recreational departments and organizations, churches and private athletic organizations; 2) In School Customers including all levels of public and private schools and their related athletic and recreational departments; 3) Government Customers including federal, state and local agencies; and 4) Resale and Specialty Customers including sporting goods resellers and specialty organizations.

       The Company solicits and sells its products through 13 different direct mail catalogs, an inside sales and customer service staff of over 130 people, an outside sales force of over 60 people traveling in significant metropolitan sales territories, and nine internet sites. The Company mailed over 2,000,000 million catalogs during fiscal 1999. During the past year, the Company has more than doubled its outside sales force and launched all nine Internet sites.

       The Company has marketing efforts directed towards the following athletic and leisure activities: Football, Baseball, Basketball, Soccer, Track and Field, Training and Fitness, Camping, Outdoor Recreation, Early Childhood Development, Table Games, Playground Recreation, Tennis and Volleyball. Sport Supply Group believes it is also a brand leader in the institutional sporting goods and sports leisure market, marketing its products under a variety of private label and well recognized name brands including: BSN Sports, MacGregor[R], Reebok Team Uniforms, Spaulding, PortaPit, Champion Barbell, Voit[R], Huffy[R], Mitre[R] AMF[R] and Flag-A-Tag[R]. The Company maintains its mailing list of over 250,000 customer and target prospects as one of its most valuable intangible assets.

       Sport Supply Group also has licenses and marketing alliances with national organizations including Little League Baseball, Major League Baseball, YMCA, Hershey Chocolate USA, American Airlines, and Amway Corp. SSG is the "Exclusive Official Factory Direct Equipment Supplier of Little League Baseball". This affiliation allows SSG direct marketing rights several times each year to the 7,700 chartered Little Leagues in the USA, representing more than 2.0 million participants. In 1996, SSG entered into a five-year advertising and distribution agreement with Hershey Chocolate USA. Pursuant to this agreement, SSG markets and distributes promotional fund raising literature and programs to its customers, and services the fund raising needs of many nontraditional customers.

       In an effort to maximize the performance of the catalogs and increase market penetration, the Company has begun the process of opening "Team Hubs" in key underperforming markets. The purpose of these hubs is to provide a local presence, and allow field sales representatives to make live presentations to customers and potential customers. These local team sales hubs will focus on the promotion of product to the institutional and youth sports markets that SSG currently targets.

       During fiscal year 1999, SSG expanded its local team sales hubs by acquiring two local team dealers. These local team sales hub acquisitions will continue to service the local institutional customers and teams with a full line of athletic products. SSG will also use this local presence to expand SSG product sales to the local institutional customer base. Conlin Bros., Inc., located in Southern California, was acquired in January 1999. Larry Black Sporting Goods, Inc. in Oklahoma and Kansas, was acquired in February 1999. Subsequent to SSG's fiscal year end, SSG further expanded its local team sales hubs by acquiring two more local team dealers: Spaulding Athletic, located in Little Rock Arkansas, and LAKCO Team Sports, located in
  Southern California. Conlin and LAKCO Team Sports have been consolidated with SSG's existing facility in California. The Company will continue to target strategic acquisitions to expand its local market presence when such acquisitions offer SSG the opportunity to further penetrate the institutional sporting goods market.

       During fiscal year 1998, the Company acquired Athletic Training Equipment Company, Inc. ("ATEC"). ATEC manufactures and markets pitching machines and other baseball training equipment to sporting goods dealers and other sporting goods institutions. These products are marketed using catalogs and outside sales representatives to service the dealers. ATEC has one of the broadest and most versatile lines of pitching machines in the market today. With the use of the latest technology, ATEC has continued to meet the training needs of professional, college, high school and youth baseball and softball leagues.

       During the year, SSG made a significant investment in launching the nine Internet sites listed below:

     bsnsports.com       -- targets the longstanding customer of SSG who
                            recognizes the BSN sports name
     leaguedirect.com    -- targets Little League and other league sports
     us-games.com        -- targets the recreational and game table buyer
     championbarbell.com -- targets fitness
     bsngsanaf.com       -- targets the government
     newenglandcamp.com  -- targets camping and outdoor leisure
     portapit.com        -- targets track and field
     esportsonline.com   -- targets all customers
     atec-sports.com     -- website for ATEC

       These Internet sites are designed to be aligned with specific SSG catalogs targeted at customers connected to specific sports or activities. The current Internet websites are integrated with the Company's SAP IT platform. SSG's initial approach to the internet has been a business to business strategy to offer customers that have a catalog the opportunity to place an order, check order status and confirm shipping information. In the future, the Company hopes to expand its websites to include catalog product pictures, product and other information, including stock availability.

       Over the years, the Company believes it has established a market leader position by constantly updating and expanding its product lines and targeting selling efforts to specific customer profiles. The Company targets one market, institutional sporting goods. Sales growth is the result of strengthening its marketing and selling expertise and constantly updating its product lines while expanding its selling and distribution channels.

  Customers

       The Company's revenues are not dependent upon any single customer. Instead, the Company enjoys a very large and diverse customer base. The Company's customers include all levels of public and private schools, colleges, universities and military academies, municipal and governmental agencies, military facilities, churches, clubs, camps, hospitals, youth sports leagues, non-profit organizations, team dealers and certain large retail sporting goods chains. SSG believes its customer base in the United States is the largest in the institutional direct mail market for sports related equipment. The Company's institutional customers typically receive annual appropriations for sports related equipment, which appropriations are generally spent in the period preceding the season in which the sport or athletic activity occurs.

       Approximately 7% of the Company's sales in each of the last three years were to the United States Government, a majority of which were sales to military installations. SSG has a contract with the General Services Administration (the "GSA Contract") that grants the Company an "approved" status when attempting to make sales to military installations or other governmental agencies. The existing GSA Contract expires December 31, 2001. Under the GSA Contract, the Company agrees to sell approximately 750 products to United States Government agencies and departments at catalog prices or at prices consistent with any discount provided to other customers of the Company. Products sold to the United States Government under the GSA Contract are always sold at the Company's lowest offered price.

       The Company also has a separate contract with the General Services Administration for the sale of approximately 40 camp related products with terms similar to the GSA Contract. This contract is scheduled to expire August 31, 2002.

       SSG also sells products not covered by the GSA Contract to United States Government customers, although the appropriation process for purchases of these products differs. These sales are made through an U.S. Government non-appropriated fund contract. This contract is administered by the United States Air Force and is scheduled to expire in September 30, 2001.

  Seasonal Factors and Backlog

       Historically, SSG's revenues are lowest in the first fiscal quarter and peak in the second fiscal quarter. SSG's revenues reflect a level cycle during the third and fourth fiscal quarters. The peak in revenues in the second fiscal quarter is primarily due to the volume generated by spring and summer sports, favorable outdoor weather conditions and school needs before summer closing.

       SSG had a backlog of approximately $2,458,000 at October 1, 1999 and $2,433,000 at October 2, 1998.

  Manufacturing and Suppliers

       The Company manufactures, assembles and distributes many of its products from six of its facilities. See Item 2. -- "Properties" for details. Game tables, gym mats, netting, and tennis and baseball field equipment are manufactured in the Company's two Anniston, Alabama plants. Gymnastics equipment is manufactured at SSG's facility in Cerritos, California. Baseball and softball pitching machines are manufactured at SSG's subsidiary in Sparks, Nevada. Items of steel and aluminum construction, such as soccer field equipment and weight equipment, are principally manufactured at SSG's facilities in Farmers Branch, Texas.

       Certain products manufactured by the Company are custom-made (such as tumbling mats ordered in color or size specifications), while others are standardized. The principal raw materials used by the Company in manufacturing are, for the most part, readily available from several different sources. Such raw materials include foam, vinyl, nylon thread, steel and aluminum tubing, wood, slate and cloth.

       Items not manufactured by SSG are purchased from various suppliers primarily located in the United States, the Republic of China (Taiwan), Australia, the Philippines, Thailand, the People's Republic of China, Pakistan, Sweden and Canada. SSG has no significant purchase contracts with any major supplier of finished products, and most products purchased from suppliers are readily available from other sources. The Company purchases most of its finished product in U.S. dollars and is therefore not subject to direct foreign exchange rate differences.

  Competition

       SSG competes in the institutional sporting goods market principally with local sporting goods dealers, retail sporting goods stores and other direct mail catalog marketers. The Company has identified approximately 15 other direct mail companies in the institutional market. SSG believes that most of these competitors are substantially smaller than SSG in terms of geographic coverage, products, E-Commerce capability and revenues.

       The Company competes in the institutional market principally on the basis of: brand, price, product availability and customer service. SSG believes it has an advantage in the institutional market over traditional sporting goods retailers and team dealers because its selling prices do not include comparable price markups attributable to traditional multi-distribution channel markups. In addition, the Company's ability to control the availability of goods it manufactures enables it to respond more rapidly to customer demand. SSG believes its direct mail competitors operate primarily as wholesalers and distributors, with little or no manufacturing capability.

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

  Product Liability and Insurance

       Because  of  the  nature  of   the  Company's  products,  SSG   is
  periodically subject to product liability claims resulting from personal injuries. The Company from time to time may become involved in various lawsuits incidental to the Company's business, some of which will relate to claims of injuries allegedly resulting in substantial permanent paralysis. Significantly increased product liability claims continue to be asserted successfully against manufacturers and distributors of sports equipment throughout the United States resulting in general uncertainty as to the nature and extent of manufacturers' and distributors' liability for personal injuries. See Item 3. -- "Legal Proceedings".

       There can be no assurance that the Company's general product liability insurance will be sufficient to cover any successful product liability claims made against the Company. In management's opinion, any ultimate liability arising out of currently pending product liability claims will not have a material adverse effect on the Company's financial condition or results of operations. However, any claims substantially in excess of the Company's insurance coverage, or any substantial claim not covered by insurance, could have a material adverse effect on the Company's results of operations and financial position.

  Employees

       On December 3, 1999, SSG had approximately 543 full-time employees, of whom 183 were involved in the Company's manufacturing operations. SSG also hires part-time and temporary employees primarily during the summer months. None of the Company's employees are represented by a union, and the Company believes its relations with employees are good.

                 EXECUTIVE OFFICERS OF THE COMPANY
                     (As of December 20, 1999)
                                                         First Fiscal
                                                          Year Became
          Name          Age      Present  Position          Officer
          ----          ---      -----------------          -------

  Geoffrey P. Jurick     59  Chairman of the Board and       1996
                             Chief Executive Officer

  John P. Walker         36  President                       1996

  Terrence M. Babilla    37  Chief Operating Officer,        1995
                             Executive Vice President,
                             General Counsel and Secretary

  Robert K. Mitchell     47  Chief Financial Officer         2000

  Douglas E. Pryor       43  Vice President, Operations      1999

  Eugene J.P. Grant      52  Vice President, Corporate       1999
                             Development

       All officers are elected for terms of one year, or until their successors are duly elected.

  Item 2.   Properties.

       The following table sets forth the material properties owned or leased by the Company or its subsidiaries:


                              Approximate                         Lease
        Facility Purpose        Square        Location           Expires
                                Footage                        or is Owned
        ----------------        -------       --------         -----------
  Manufacturing and corporate   135,000      Farmers           July, 2001
    headquarters                             Branch, TX
  Warehouse and fulfillment     181,000      Farmers         December, 2004
    processing                               Branch, TX
  Gymnastic equipment            45,000      Cerritos, CA    December, 2001
    manufacturing
  Pitching equipment             62,500      Sparks, NV        July, 2004
    manufacturing
  Foam and netting product       35,000      Anniston, AL         Owned
    manufacturing
  Game table manufacturing       45,000      Anniston, AL         Owned


       The Company believes that the facilities used in its operations are in satisfactory condition and adequate for its present and anticipated future operations. In addition to the facilities listed above, the Company leases space in various locations, primarily for use as sales offices.

  Item 3.   Legal Proceedings.

       The Company from time to time becomes involved in various claims and lawsuits incidental to its business. In management's opinion, any ultimate liability arising out of currently pending product liability claims will not have a material adverse effect on the Company's financial condition or results of operations. However, any claims substantially in excess of the Company's insurance coverage, or any substantial claim not covered by insurance (such as the claims described below), could have a material adverse effect on the Company's results of operations and financial condition. See Item 1. -- "Business -- Product Liability and Insurance".

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

       On June 18, 1999 the Company filed a lawsuit for declaratory relief in the United States District Court for the Northern District of Texas against MacMark Corporation ("MacMark") and Equilink Licensing Corp., both of which are controlled by Riddell Sports, Inc. Subsequently, the Company added Riddell Sports, Corp. as a defendant. The lawsuit arises out of a notice delivered by MacMark purportedly terminating the Company's rights under its license to use the MacGregor[R] trademark. The license is perpetual and royalty free subject to certain limited termination rights. MacMark stated in its notice that it considers there to be continuing and material breaches of the license agreement and that such breaches are incurable, all of which the Company disputes. Because the Company has converted a substantial portion of its products to the MacGregor brand, termination of the license agreement could have a material adverse effect on the Company's results of operations and its financial position. The Company believes MacMark has no reasonable basis to terminate this license agreement. The Company intends to vigorously protect its rights under the license agreement and pursue any other rights available against any and all parties, including the Company's right to prevent any tortious interference with its business relationships.


  Item 4.   Submission of Matters to a Vote of Security Holders.

       Not Applicable.

                                 PART II.

  Item 5.   Market for Registrant's Common Equity and Related Stockholder
  Matters.

       SSG's common stock, par value $.01 per share (the "Common Stock") is traded on the New York Stock Exchange, Inc. ("NYSE") under the symbol GYM. As of December 20, 1999, there were 3,847 holders of the Common Stock (including individual security position listings). The following table sets forth the high/low sales range, adjusted for all stock splits, for the periods indicated.

                                      Common  Stock
           Fiscal     Fiscal          High      Low
            Year      Quarter
            ----      -------        ------    -----
            1998      First           8.500    6.125
                      Second          9.875    7.250
                      Third          10.250    8.125
                      Fourth          9.938    6.875

            1999      First           9.313    5.875
                      Second         11.875    7.750
                      Third          10.750    8.750
                      Fourth         10.313    8.125


       The Company has not declared dividends in the past two fiscal years and currently intends to retain any earnings for use in its business and does not anticipate paying any cash dividends on its capital stock in the foreseeable future.

       On May 28, 1997, the Company's Board of Directors approved the repurchase of up to 1,000,000 shares of its issued and outstanding common stock in the open market and/or privately negotiated transactions. On October 28, 1998, the Company approved a second repurchase program of up to an additional 1,000,000 shares of its issued and outstanding common stock in the open market and/or privately negotiated transactions. As of October 1, 1999, the Company had repurchased approximately 1,317,000 shares of its issued and outstanding common stock in the open market and privately negotiated transactions. Any future purchases will be subject to price and availability of shares, working capital availability and any alternative capital spending programs of the Company. The Company will evaluate purchases of Common Stock based upon day to day market conditions.

       On January 14, 1998, the Company issued 50,000 shares of restricted stock to John P. Walker, President and a Director of the Company, in a privately negotiated transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended (i.e. a transaction by an issuer not involving a public offering). These shares vested over a two-year period. The Company did not receive any cash proceeds from the issuance of these shares.

  Item 6.   Selected Financial Data (Unaudited).

       The following sets forth selected historical financial information for the Company. The data has been derived from the audited financial statements of the Company. The amounts are in thousands, except for per share data. The historical information should be read in conjunction with Item 7. -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and notes thereto included in Item 8. -- "Financial Statements and Supplementary Data".

                 SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
         SELECTED FINANCIAL DATA (UNAUDITED) (See Note 3 Below)
          ( Amounts in thousands, except for per share data )

                                              Fiscal   Fiscal   Eleven    Fiscal  Ten Month
                                               Year     Year    Months     Year    Months
                                              Ended    Ended    Ended     Ended     Ended
                                              Oct 1,   Oct 2,   Sep 26,   Nov 1,    Oct 31,
Statement  of  Earnings  Data:                 1999     1998   1997 (3)    1996    1995 (3)
                                             -------   ------   ------   -------    ------
Net revenues                                $107,069  $97,292  $79,109  $ 80,521   $65,134
Gross profit                                  40,884   37,726   31,404    29,955    25,259
Operating profit (loss)                        7,552    7,157    4,226       (65)    3,894
Interest expense                               1,196      474      757     1,372     1,126
Other income (expense), net                      955      841       83        38       209
Earnings (loss) from continuing operations     4,623    4,964    2,576      (964)    1,847
Earnings (loss) from discontinued
 operations (2)                                   --       --   (2,574)  (17,773)     (457)
Net earnings (loss)                         $  4,623  $ 4,964  $     2  $(18,737)  $ 1,390
                                             =======   ======   ======   =======    ======
Earnings (loss) per common share and
 common equivalent share: (notes 1 and 3)
Net earnings (loss) per common share
 from continuing operations                 $   0.63  $  0.62  $  0.32  $  (0.14)  $  0.27
Net earnings (loss) per common share
 from  discontinued operation                     --       --    (0.32)    (2.64)    (0.07)
                                             -------   ------   ------   -------    ------
Net earnings (loss) per common share        $   0.63  $  0.62  $  0.00  $  (2.78)  $  0.20
                                             =======   ======   ======   =======    ======
Net earnings (loss) per common share
 from continuing operations -
 assuming dilution                          $   0.60  $  0.60  $  0.32  $  (0.14)  $  0.27
Net earnings (loss) per common share
 from discontinued operations -
  assuming dilution                               --       --    (0.32)    (2.63)    (0.07)
                                             -------   ------   ------   -------    ------
Net earnings (loss) per common share -
 assuming dilution                          $   0.60  $  0.60  $  0.00  $  (2.77)  $  0.20
                                             =======   ======   ======   =======    ======

Weighted average common and common
 equivalent shares: (note 1)
Weighted average common shares outstanding     7,390    8,026    8,146     6,747     6,941
Weighted average common shares outstanding -
 assuming dilution                             7,728    8,237    8,151     6,768     6,950
Cash dividends declared per common
 share (note 1)                                   --       --       --        --   $  0.12

                                                At       At       At        At        At
                                              Oct 1,   Oct 2,  Sep 26     Nov 1,   Oct 31
Balance  Sheet  Data:                          1999     1998     1997      1996     1995
                                             -------   ------   ------   -------    ------
Working capital                              $31,873  $25,245  $24,006   $21,322   $42,231
Total assets                                  73,249   54,804   50,484    70,009    86,355
Long-term obligations, net                    18,426    5,161    4,418    24,338    29,199
Total liabilities                             31,141   13,626   11,527    40,846    38,745
Stockholders equity                           42,108   41,178   38,957    29,163    47,610

               NOTES TO SELECTED FINANCIAL DATA (UNAUDITED)

  (1) Dividends declared in 1995 consisted of a $0.03 per share dividend for each of the four quarters.
  (2) See Note 10  to the consolidated  financial statements included  in
      Item 8. - "Financial Statements and Supplementary Data".
  (3) During 1995, the Company changed its financial reporting year-end from December 31 to October 31. Consequently, the fiscal year ended October 31, 1995 is a transition period consisting of ten calendar months. During 1997, the Company changed its financial reporting year-end from October 31 to September 30. Therefore, the fiscal year ended September 26, 1997 is a transition period consisting of eleven calendar months.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

       The following table sets forth, for the periods indicated, certain items related to the Company's continuing operations as a percentage of net revenues. During 1997, the Company changed its financial reporting year-end from October 31 to September 30. Therefore, the fiscal year ended September 26, 1997 is a transition period consisting of eleven calendar months. See Note 1 to the consolidated financial statements included in Item 8. - "Financial Statements and Supplementary Data".

                                      For the      For the     For the
                                     12 Months    12 Months   11 Months
                                       Ended        Ended       Ended
                                      Oct. 1,      Oct. 2,     Sep. 26,
                                       1999         1998         1997
                                       ----         ----         ----
  Net revenues   (in thousands)      $107,069     $97,292      $79,109
                                      100.0%       100.0%       100.0%

  Cost of sales                        61.8%        61.2%        60.3%
  Selling, general and
    administrative expenses            31.1%        30.2%        32.7%

  Non-Recurring Charges                  --          1.2%         1.6%

  Operating profit (loss)               7.1%         7.4%         5.4%

          In March 1997, the Company sold its remaining golf related operations. See Note 10 to the consolidated financial statements included in Item 8. - "Financial Statements and Supplementary Data". Consequently, the accompanying consolidated financial statements present SSG's golf related operations as a discontinued operation through the date of disposal. Due to the change in the Company's fiscal year end from October 31 to September 30, the fiscal year ended September 26, 1997 is comprised only of an eleven-month period. Therefore, certain financial data for 1998 and 1997 presented within this section also includes (where indicated) comparative information relative to the twelve months ended September 26, 1997 (which information is unaudited) to provide a more meaningful discussion of comparable operating results.

       The following discussion regarding 1999 as compared to 1998 and 1998 as compared to 1997, unless otherwise indicated, relates to the Company's continuing operations only.

  1999 Compared to 1998

       The following table summarizes certain financial information relating to the Company's results of continuing operations for the twelve-month period ended October 1, 1999 and the comparable twelve-month period of 1998 ended on October 2, 1998:

                                 1999                 1998
                              -----------           ----------
     Net Revenues            $107,068,508          $97,291,991
     Gross Profit             $40,884,447          $37,726,176
     SG&A                     $33,332,486          $29,385,623
     Net Earnings              $4,622,839           $4,964,311

  Net Revenues. Net revenues for the twelve month fiscal year ended October 1, 1999 ("fiscal 1999") increased by approximately $9.8 million (10.1%) as compared to the prior twelve month fiscal year ended October 2, 1998 ("fiscal 1998"). The increase in net revenues reflects increases in revenues associated primarily with the acquisitions of Larry Black Sporting Goods and Conlin Brothers and increased ATEC sales. The Company is constantly reviewing its marketing methods to maximize revenue growth and minimize expenses. As a result of the acquisitions of Larry Black, Conlin Bros., Spaulding and LAKCO Team Sports, the Company expects to experience an increase in sales. In addition, the Company expects revenues associated with Hershey fund raising to increase in fiscal year 2000 versus fiscal year 1999 due to SSG's increased marketing efforts related to fund raising. SSG generated approximately $1.6 million in revenues from Hershey fund raising in fiscal year 1999. The Company also expects its revenues to increase as a result of hiring approximately 25 new sales representatives from August 1999 to December 1999.

  Gross Profit. Gross profit for fiscal 1999 increased by approximately $3.2 million (8.4%) as compared to the fiscal 1998. As a percentage of net revenues, gross profit decreased to 38.2% in fiscal 1999 from 38.8% for fiscal 1998. This decrease was a result of increased sales related to ATEC and the Team Dealer acquisitions because such sales have lower margins than other sales within the Company's business. In the event that revenues related to ATEC, Team Dealers and fund raising continue to represent a larger percentage of total revenues, the Company may experience a decrease in gross profit as a percentage of net revenues in future periods.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 1999 increased by approximately $3.9 million (13.4%) as compared to fiscal 1998. As a percentage of net revenues, operating expenses increased to 31.1% for fiscal year 1999 as compared to 30.2% for fiscal 1998. The increase in these expenses as a percentage of net revenues was primarily due to the following factors:

  (i.)      An increase in payroll costs associated with  the  additional employees hired during the fiscal year. The number of employees increased by approximately 100 full-time employees. As many of these new employees were hired in the second half of fiscal 1999, and additional hiring is planned for fiscal 2000, payroll costs are expected to continue to increase in fiscal 2000.
  (ii.)     An increase  in  operating expenses,  including  catalog  and advertising expense, and rent and utilities related to acquisition facilities.
  (iii.)    An  increase   in  the   allowance  for   doubtful   accounts
       receivable. During the year the accounts receivable days sales outstanding has increased. Management believes the Company is not assuming an increase in the credit exposure. It believes the increase in days sales outstanding has been impacted by the staff time demands of implementing and training on the new SAP IT system. Nevertheless, the Company has increased the reserve for doubtful accounts because of this increase in days sales outstanding. The Company has also increased collection efforts to improve the accounts receivable outstanding.
  (iv.)     An  increase in  depreciation  and  amortization  expense  is primarily the result of hardware and software acquisitions related to the Company's successful Year 2000 compliant SAP/AS400 ERP information system implementation and Internet technology. The depreciation of the IT system began in May 1999. Therefore an increase in depreciation and amortization expense is expected for fiscal year 2000 because of the full twelve-months of depreciation.

       These  increases  were  partially  offset  by  decreases  in   the
  Company's freight differential and insurance expenses.

       During fiscal years 1998 and 1999 the Company embarked on a significant computer conversion, Year 2000 project and made capital expenditures of over $8,800,000, plus operating leases and maintenance agreements for the IBM AS/400 and NT office network hardware. Since the old system was fully depreciated, the ongoing incremental depreciation for the new system is expected to be approximately $1,000,000 a year. MIS department operating expenses during fiscal 1998 and fiscal 1999 totaled over $1,700,000. The Company anticipates its MIS operating expenses to be approximately $2,000,000 in the coming fiscal year. The future MIS depreciation and operating expenses will be significantly higher than in the past.

  Operating Profit. Operating profit increased by approximately $395,000 (5.5%) to a profit of $7.6 million in fiscal 1999, as compared to $7.2 million in fiscal 1998. As a percentage of net revenues, operating profit decreased to 7.1% in fiscal 1999 from 7.4% for fiscal 1998.

  Interest Expense. Interest expense increased in fiscal 1999 by approximately $722,000 (152.4%) to $1.2 million compared to $474,000 in fiscal 1998. The increase in interest expense resulted from increased overall levels of borrowing. The increase in borrowings under the senior credit facility reflects: (i.) cash payments for the Larry
  Black, Conlin and Flag A Tag acquisitions; (ii.) stock repurchased under the Company's stock buyback program; (iii.) cash paid for the Year 2000 project, SAP/AS400 ERP system implementation and Internet technology development; and (iv.) funding the growth of receivables and inventories. Interest expense is expected to continue to increase in fiscal year 2000 as the Company experiences the full twelve-month impact of increased borrowing levels.

  Other Income, Net. Other income increased approximately $115,000 in fiscal 1999 as compared to fiscal 1998. The increase in the other income resulted primarily from vendor rebates. Other income included services provided to Emerson such as human resources, advertising, warehousing, distribution and banking functions as provided in a Management Services Agreement between the Company and Emerson effective May 1997. See Item 13 - "Certain Relationships and Related Transactions". The Company anticipates a reduction in other income in the future due to a lower level of expected vendor rebates.

  Provision for Income Taxes. The provision for income taxes increased approximately $129,000 to a provision of $2.7 million in fiscal 1999 from a provision of $2.6 million in fiscal 1998. The Company's effective tax rate increased to 36.8% in fiscal 1999 from 34.0% in fiscal 1998. The increase in the tax rate from fiscal 1998 to fiscal 1999 is the result of a reduction in Net Operating Loss carryforward benefit and state income taxes. The Company anticipates the effective income tax rates to remain at approximately 36.8% during fiscal year 2000. See Note 4 to the consolidated financial statements included in
  Item 8 --  "Financial Statements and Supplementary Data".

  Net Earnings. Net Earnings decreased approximately $341,000 to $4.6 million in fiscal 1999 from $5.0 million in fiscal 1998. As a percentage of the net revenues, net earnings decreased to 4.3% in fiscal 1999 from 5.1% in fiscal 1998. Earnings per share before dilution from continuing operations increased to $0.63 per share in fiscal 1999 from $0.62 per share in fiscal 1998. Fiscal year 1999 includes a decrease of approximately 6.2% in weighted average shares outstanding.

  1998 Compared to 1997

  The following table summarizes certain financial information relating to the Company's results of continuing operations for the twelve-month period ended October 2, 1998 and the comparable twelve-month period of 1997:

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

  Net Revenues. Net revenues for the fiscal year ended October 2, 1998 increased by approximately $18.2 million (23.0%) as compared to the eleven month period ended September 26, 1997. Net revenues for the fiscal year ended October 2, 1998 increased by approximately $11.3 million (13.1%) as compared to the twelve month comparable period ended September 26, 1997. The increase in net revenues reflects increases in revenues associated primarily with the Company's Youth, U.S. Games, and track and field products as well as the Company's ATEC subsidiary, which was acquired on December 1, 1997. These increases were partially offset by a decrease in Government sales. Net revenues were also adversely impacted because the Company mailed significantly fewer catalogs to its customers after consolidating the BSN, GSC, and Passons' catalogs into one catalog. The benefits from reducing catalog and postage expenses are reflected in the "Selling, General and Administrative Expenses."

  Gross Profit. Gross profit for the fiscal year ended October 2, 1998 increased by approximately $6.3 million (20.1%) as compared to the eleven month period ended September 26, 1997 and $4.5 million (13.5%) as compared to the twelve month period ended September 26, 1997. As a percentage of net revenues, gross profit decreased to 38.8% in 1998 from 39.7% for the fiscal year ended September 26, 1997 as a result of sales related to ATEC sales and the Youth league sales, as such sales have lower margins than other sales within the Company's business.

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

  (i.)      A decrease in catalog expenses associated with the  Company's consolidation of the BSN, GSC, and Passons' catalogs.
  (ii.)     A decrease in bad debt expense associated with the  Company's successful collection efforts and better credit evaluations of potential customers.

  The decrease in operating expenses, as discussed above, was partially offset by the additional operating expenses associated with Company's acquisition of ATEC.

  Nonrecurring Charges. The Company recorded a nonrecurring pre-tax charge of approximately $1.2 million in the fourth quarter of the fiscal year ended October 2, 1998 for compensation payments and a consulting agreement relating to the retirement of Peter Blumenfeld, President and Chief Operating Officer of the Company. The severance payments were paid upon his retirement, and the consulting agreement will be paid through July 2000.

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

  Other Income, Net. Other income increased approximately $758,000 in fiscal 1998 as compared to the fiscal year ended September 26, 1997 and $759,000 as compared to the twelve-month period ended September 26, 1997. The increase in other income resulted from promotional agreements entered into between the Company and certain corporate sponsors. Other income also included services provided to Emerson such as human resources, advertising, warehousing/distribution, and banking functions as provided in a Management Services Agreement between the Company and Emerson effective May 1997. See Item 13 - "Certain Relationships and Related Transactions".

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

  Liquidity and Capital Resources

       The Company's working capital increased approximately $6.6 million during the fiscal year ended October 1, 1999, from $25.2 million at fiscal year ended October 2, 1998 to $31.9 million at October 1, 1999. The increase in working capital is primarily a result of: (i.) the inventory acquired from the acquisition of Conlin in January 1999 and Larry Black in February 1999 and (ii.) a $6.0 million increase in trade receivables due to higher revenues, acquisitions and an increase in the days sales outstanding. This increase was partially offset by: (i.) a $1.8 million increase in trade payables, (ii.) a $1.2 million increase in accrued liabilities, and (iii.) a $1.3 million increase in current notes payable.

       On April 26, 1999, the Company replaced its existing senior credit facility with a new credit facility. The new credit facility includes a revolving line of credit of up to $30 million and a term loan of $10 million with a maturity date of April 26, 2002. The Agreement provides for lower interest rates and fees as well as fewer reporting requirements as compared to the Company's prior credit facility. The credit agreement also contains borrowing base restrictions, financial and net worth covenants in addition to limits on capital expenditures. Except for continued functionality advancement of the SAP/AS400 system, the Company does not currently have any material commitments for capital expenditures.

       As of October 1, 1999, the Company had total borrowings under its senior credit facility of approximately $20.0 million. This balance included a term loan of $9.0 million and revolver balance (including open letters of credit) of $11.0 million. The term loan is payable in monthly installments of $167,000 principal plus accrued interest. The term loan becomes due in full on April 26, 2002. The net increase from 1998 to 1999 of approximately $14.6 million in borrowings under the senior credit facility is a result of: (i.) cash payments for the Conlin, Larry Black and Flag A Tag acquisitions, (ii.) stock repurchased for cash under the Company's stock buyback program and (iii.) cash paid for the SAP/AS400 ERP system implementation, Internet technology development and Year 2000 remediation efforts.

       The Company believes it will satisfy its short-term and long-term liquidity needs from borrowings under its senior credit facility and cash flows from operations.

       On May 28, 1997, the Company's Board of Directors approved the repurchase of up to 1,000,000 shares of its issued and outstanding common stock in the open market and/or privately negotiated transactions On October 28, 1998, the Company's Board of Directors approved a second repurchase program of up to an additional 1,000,000 shares of its issued and outstanding common stock in the open market and/or privately negotiated transactions. As of October 1, 1999, the Company had repurchased approximately 1,317,000 shares of its issued and outstanding common stock in the open market and privately negotiated transactions. Any future purchases will be subject to price and availability of shares, working capital availability and any alternative capital spending programs of the Company.

       During October 1999, the Company acquired, for cash (approximately $1 million) and the assumption of certain liabilities, certain assets of LAKCO, Inc. and Spaulding, Inc., both distributors of sporting goods equipment to the institutional market. The Company has accounted for these acquisitions using the purchase method and, as such, its results of operations are combined with the Company's results of operations subsequent to the acquisition date. No proforma information is presented herein because the proforma information would not materially differ from actual results.

  Year 2000 Issue

       The Year  2000 Issue  is the  result  of computer  programs  being written using two digits rather than four digits to define the applicable year. The Company's computer equipment and software and devices with imbedded technology that are time-sensitive may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculation causing disruptions of operations, including, among other things, a temporary inability to process transactions, ship products, send invoices, or engage in similar normal business activities.

       The Company has undertaken significant initiatives intended to ensure that its computer equipment and software will function properly with respect to dates in the Year 2000 and thereafter. For this purpose, the term "computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, logistics, telephone/PBX systems, cash registers, hand-held terminals, scanning equipment, and other miscellaneous systems, as well as systems that are not commonly thought of as IT systems, such as alarm systems, fax machines, postage machines, and other equipment and systems. Both IT and non-IT systems may contain imbedded technology, which complicates the Company's Year 2000 identification, assessment, remediation, and testing efforts.

       Based upon its identification, assessments, equipment replacement, systems conversions, systems updates and subsequent testing, the Company believes that it has taken the necessary steps to bring the IT and non-IT systems within the Company to become Year 2000 compliant.

       The Company's Year 2000 project began in fiscal 1998. It was decided early in the project that the Company's existing 10 year old system was not Year 2000 compliant, and would require significant hardware changes and total reprogramming of the old software. The Company decided this was not a viable solution. The Company decided to do a complete hardware and software conversion. In June 1998 the Company selected SAP as the software vendor and ordered an IBM AS400 to begin the conversion project. The Company also decided to install an NT server-based Microsoft Office network. The SAP software was installed in July 1998 and in May 1999 the Company "went live" on the new SAP/AS400 IT Platform. The Company has continued and will continue functionality advancement of the SAP/AS400 system.

       The Company's Year 2000 compliance is also dependent on the compliance of third parties such as vendors, service providers and customers. The Company has mailed letters to its significant vendors and service providers, and has received written certification from its bank, UPS, IBM, SAP and other significant service providers that they are Year 2000 compliant. The Company has also relied on certifications available on vendor websites. Due to the diversity and volume of customers, service providers and vendors, the Company cannot determine the full extent to which the Company may be affected if such Year 2000 Issues are not resolved by third parties.

       The Company has engaged, and relied upon, independent experts and suppliers to assist in the Year 2000 evaluation, assessment, remediation, implementation and testing of IT and non-IT systems. Based on the services and testing by these experts, the Company presently believes that it has taken all necessary internal measures to ensure internal Year 2000 issues are satisfactorily resolved, and that the Year 2000 Issue will not pose significant operational problems for the Company. Year 2000 Issues could be significantly impacted by IT and non-IT suppliers such as IBM, Lucent Technologies, SAP, telephone and utility companies, transportation companies and financial institutions. There can be no assurances that all Year 2000 Issues are resolved. There is an element of risk relating to significant Year 2000 deficiencies being exposed in the future. Should Year 2000 deficiencies occur in the future, the Company would be reliant on the availability of expert support to resolve such issues. The Company has no way of assessing the magnitude of such risks. There are no guarantees that the Year 2000 Issue is universally resolved. If the Year 2000 Issue should expose deficiencies in critical business systems and processes, there will be a negative and potentially material operational and financial impact on the Company.

  Certain Factors that May Affect the Company's Business or Future Operating Results

       This report contains various forward looking statements and information that are based on Management's beliefs as well as assumptions made by and information currently available to Management. When used in this report, the words "anticipate", "believe", "estimate", "expect", "predict", "project" and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Among the key factors that may have a direct bearing on the Company's results are set forth below.

       Future trends for revenues and profitability remains difficult to predict. The Company continues to face many risks and uncertainties, including: general and specific market economic conditions, reduced sales to the United States Government due to reduction in Government spending, risk of nonpayment of accounts receivable, competitive factors, foreign supplier related issues, risks associated with the Year 2000 Issue and litigation risks.

       The general economic condition in the U.S. could affect pricing on raw materials such as metals and other commodities used in the manufacturing of certain products as well as finished goods. Any material price increases to the customer could have an adverse effect on revenues and any price increases from vendors could have an adverse effect on the Company's costs.

       Approximately 7% of the Company's fiscal year 1999 sales where made to the U.S. Government, a majority of which were made to military installations. Anticipated reductions in U.S. Government spending could reduce funds available to various government customers for sports related equipment, which could adversely affect the Company's results of operations.

       The Company ships approximately 50% of its products using United Parcel Service ("UPS"). As experienced in 1997, a strike by UPS or any of the Company's other major carriers could adversely affect the Company's results of operations due to not being able to deliver its products in a timely manner and using other more expensive freight carriers. Although the Company has analyzed the cost benefit effect of using other carriers, the Company continues to utilize UPS for the majority of its small package shipments.

       Management continues to closely monitor orders and the creditworthiness of its customers. The Company has not experienced abnormal increases in losses associated with accounts receivable; however, it has experienced an increase in days sales outstanding. The Company has made allowances for the amount it believes to be adequate to properly reflect the risk to accounts receivable; however, unforeseen market conditions may compel the Company to increase the allowances.

       The  sports  related  equipment   market  in  which  the   Company
  participates  is  highly  competitive  and  there  are  no  significant barriers to enter this market. SSG competes principally in the institutional market with local sporting goods dealers, as well as other direct mail companies.

       The Company derives a significant portion of its revenues from sales of products purchased directly from foreign suppliers located primarily in the Far East. In addition, the Company believes foreign manufacturers produce many of the products it purchases from domestic suppliers. The Company is subject to risks of doing business abroad, including delays in shipments, adverse fluctuations in foreign currency exchange rates, increases in import duties, decreases in quotas, changes in custom regulations, acts of God (such as earthquakes) and political turmoil. The occurrence of any one or more of the foregoing could adversely affect the Company's operations.

       Advances and changes in available technology can significantly impact the Company. The Year 2000 Issue and SAP/AS400 ERP system implementation project (as described above) involves risks for the Company from unforeseen problems in its own computer systems and from outside third parties, both customers and vendors, with whom the Company deals on a daily basis. Such failures of the Company's, and/or outside third parties', computer systems could have a material adverse impact on the Company's ability to conduct its business and adversely affect the Company's results of operations.

       Although the Company intends to vigorously defend itself in the legal proceedings described in "Item 3. - Legal Proceedings", an adverse outcome in such proceedings (such as a termination of the MacGregor License Agreement) could have a material adverse effect on the Company's results of operations and its financial position.

       On December 7, 1999, the Company's Board of Directors retained Paine Webber, Inc.to explore strategic alternatives, after the Company was notified that Oaktree Capital Management would not be exercising its option to acquire the Company's common stock held by Emerson Radio Corp. under a letter of intent previously reported in August 1999. Emerson Radio, who beneficially owns approximately 40% of the Company's issued and outstaqnding common stock, has indicated that it agrees with the decision of the Company to explore alternatives. No assurance can be made that any transaction or strategic alternative will be consummated by the Company.


  Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

       As the Company's borrowing levels have increased, an increase in interest rates and the resulting increase in interest expense could have an adverse effect on the Company's results of operations and its financial position.


  Item 8.   Financial Statements and Supplementary Data.

       Sport Supply Group, Inc.

  Index to Financial Statements                                   Page
  -----------------------------                                   ----

  Reports of Independent Auditors                                  22

  Consolidated Balance Sheets as of October 1, 1999 and
   October 2, 1998                                                 23

  Consolidated Statements of Operations for the Year Ended
   October 1, 1999, October 2, 1998 and the Eleven Month
   Period Ended September 26, 1997                                 24

  Consolidated Statements of Stockholders' Equity for the Year
   Ended October 1, 1999, October 2, 1998, and the Eleven Month
   Period Ended September 26, 1997                                 25

  Consolidated Statements of Cash Flows for the Year Ended
   October 1, 1999, October 2, 1998, and the Eleven Month
   Period Ended September 26, 1997                                 26

  Notes to Consolidated Financial Statements                       28

  Financial statement schedules are omitted as the required information is presented in the consolidated financial statements or the notes thereto or is not necessary.

                        REPORT OF INDEPENDENT AUDITORS

  To the Board of Directors of Sport Supply Group, Inc.:

       We have audited the accompanying consolidated balance sheets of Sport Supply Group, Inc. and subsidiaries as of October 1, 1999 and October 2, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flow for the years ended October 1, 1999, October 2, 1998, and the eleven month period ended September 26, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sport Supply Group, Inc. and it's subsidiaries as of October 1, 1999 and October 2, 1998, and the consolidated results of its operations and its cash flow for the year ended October 1, 1999 and the year ended October 2, 1998 and the eleven month period ended September 26, 1997 in conformity with generally accepted accounting principles.

                                ERNST & YOUNG LLP

  Dallas, Texas
  November 5, 1999

                SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
               AS OF OCTOBER 1, 1999 AND OCTOBER 2, 1998
                                                      October 1,   October 2,
                                                         1999         1998
                                                      ----------   ----------
CURRENT ASSETS :
  Cash and equivalents                               $   201,911  $ 1,035,466
  Accounts receivable:
    Trade, less allowance for doubtful accounts
     of $465,000 in 1999, and $372,000 in 1998.       22,926,169   16,151,371
    Other                                                975,956      572,234
  Inventories, net                                    18,509,262   14,102,837
  Other current assets                                   911,972      943,521
  Deferred tax assets                                  1,062,188      904,318
                                                      ----------   ----------
    Total current assets                              44,587,458   33,709,747
                                                      ----------   ----------
DEFERRED CATALOG EXPENSES                              2,078,262    1,916,035

PROPERTY, PLANT AND EQUIPMENT :
  Land                                                     8,663        8,663
  Buildings                                            1,605,102    1,595,228
  Machinery and equipment                             14,033,236    7,985,507
  Furniture and fixtures                               3,484,311    2,683,122
  Leasehold improvements                               2,368,439    2,764,385
                                                      ----------   ----------
                                                      21,499,751   15,036,905
  Less -- Accumulated depreciation and amortization   (8,889,925)  (7,574,024)
                                                      ----------   ----------
                                                      12,609,826    7,462,881
                                                      ----------   ----------
DEFERRED TAX ASSETS                                    2,101,239    4,659,189

COST IN EXCESS OF TANGIBLE NET ASSETS ACQUIRED,
  less accumulated amortization of $1,464,000
  in 1999, and $1,240,000 in 1998.                     7,937,809    3,174,725

TRADEMARKS, less accumulated amortization of
  $1,339,000 in 1999, and $1,136,000 in 1998.          3,079,010    3,163,290

OTHER ASSETS, less accumulated amortization of
  $1,058,000 in 1999, and $994,000 in 1998.              855,375      717,748
                                                      ----------   ----------
                                                     $73,248,979  $54,803,615
                                                      ==========   ==========

CURRENT LIABILITIES :
  Accounts payable                                   $ 7,975,509  $ 6,178,080
  Income taxes payable                                    12,177       87,250
  Accrued property taxes                                 173,107      218,201
  Other accrued liabilities                            2,143,265      893,598
  Notes payable and capital lease obligations,
   current portion                                     2,410,839    1,087,809
                                                      ----------   ----------
    Total current liabilities                         12,714,897    8,464,938
                                                      ----------   ----------
NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS, net
 of current portion                                   18,425,925    5,160,965

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
  Preferred stock, par value $0.01, 100,000 shares
   authorized, with no shares outstanding in 1999,
   and 1998.                                                --           --
  Common stock, par value $0.01, 20,000,000 shares
   authorized, with 9,333,241 and 9,243,195 shares
   issued in 1999 and 1998, 7,273,899 and 7,754,703
   shares outstanding in 1999 and 1998.                   93,332       92,432
  Additional paid-in capital                          59,743,384   59,100,187
  Retained earnings or (deficit)                        (122,207)  (4,745,046)
  Treasury stock, at cost, with 2,059,342 shares
   in 1999 and 1,488,482 shares in 1998.             (17,606,352) (13,269,861)
                                                      ----------   ----------
                                                      42,108,157   41,177,712
                                                      ----------   ----------
                                                     $73,248,979  $54,803,615
                                                      ==========   ==========

 The accompanying notes are an integral part of these financial statements.

                     SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         For The Year Ended October 1, 1999, The Year Ended October 2, 1998,
            The Eleven Month Period Ended September 26, 1997 (See Note 1)
                                         1999         1998         1997
                                     -----------   ----------   ----------
NET REVENUES                        $107,068,508  $97,291,991  $79,109,063

COST OF SALES                         66,184,061   59,565,815   47,705,408
                                     -----------   ----------   ----------
GROSS PROFIT                          40,884,447   37,726,176   31,403,655

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSE                              33,332,486   29,385,623   25,877,428

NONRECURRING CHARGES                           0    1,184,024    1,300,000
                                     -----------   ----------   ----------
  Operating Profit                     7,551,961    7,156,529    4,226,227

OTHER INCOME (EXPENSE):
  Interest Expense                    (1,196,112)    (473,899)    (757,181)
  Other Income, net                      955,319      840,763       82,523
                                     -----------   ----------   ----------
                                        (240,793)     366,864     (674,658)

  Earnings from continuing
   operations before income taxes      7,311,168    7,523,393    3,551,569

INCOME TAXES                          (2,688,329)  (2,559,082)    (975,569)
                                     -----------   ----------   ----------
EARNINGS FROM CONTINUING OPERATIONS    4,622,839    4,964,311    2,576,000

DISCONTINUED OPERATIONS:
  Loss from operations, net of
   income tax benefit                      --           --           --
  Loss on disposal, net of
   income tax benefit                      --           --      (2,574,000)
                                     -----------   ----------   ----------
  Loss from dsicontinued operations        --           --      (2,574,000)
                                     -----------   ----------   ----------
NET EARNINGS                        $  4,622,839  $ 4,964,311  $     2,000
                                     ===========   ==========   ==========

EARNINGS PER COMMON AND COMMON
 EQUIVALENT SHARE
  Continuing operations             $       0.63  $      0.62  $      0.32
  Discontinued operations                  --           --           (0.32)
                                     -----------   ----------   ----------
  Net earnings                      $       0.63  $      0.62  $    --
                                     ===========   ==========   ==========
  Continuing operations -
   assuming dilution                $       0.60  $      0.60  $      0.32
  Discontinued operations -
   asuming dilution                        --           --           (0.32)
                                     -----------   ----------   ----------
  Net earnings - assuming dilution  $       0.60  $      0.60  $    --
                                     ===========   ==========   ==========
WEIGHTED AVERAGE NUMBER OF:
  COMMON SHARES OUTSTANDING            7,390,274    8,025,606    8,146,074
                                     ===========   ==========   ==========
  COMMON AND COMMON EQUIVALENT SHARES
  OUTSTANDING - ASSUMING DILUTION      7,727,777    8,236,530    8,151,414
                                     ===========   ==========   ==========

The accompanying notes are an integral part of these financial statements.

                   SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      For The Year Ended October 1, 1999, The Year Ended October 2, 1998,
         The Eleven Month Period Ended September 26, 1997 (See Note 1)

                                                                 Additional  Retained                        Unrealized
                                Common Stock    Preferred Stock   Paid in   Earnings or    Treasury Stock      Holding
                               Shares   Amount  Shares Amount     Capital    (Deficit)    Shares     Amount     Period     Total
                                                                                                             Gain (loss)
                              --------- ------- ------ ------ -----------  ----------    -------  ------------ ------- -----------
Balance, November 1, 1996     7,551,899 $75,519    --  $  --  $46,543,193 $(9,711,357)   787,065  $(7,744,386) $   --  $29,162,969
                              --------- ------- ------ ------ -----------  ----------    -------  ------------ ------- -----------
Issuances of common stock
  upon exercises of
  outstanding options             6,850      69                    47,025                                                   47,094
Issuances of common stock     1,600,000  16,000                11,984,000                                               12,000,000
Purchase of treasury stock                                                               287,300   (2,254,744)          (2,254,744)
Net earnings                                                                   2,000                                         2,000
                              --------- ------- ------ ------ -----------  ----------    -------  ------------ ------- -----------
Balance, September 26, 1997   9,158,749 $91,588    --  $  --  $58,574,218 $(9,709,357) 1,074,365  $(9,999,130) $   --  $38,957,319
                              --------- ------- ------ ------ -----------  ----------    -------  ------------ ------- -----------
Issuances of common stock
  upon exercises of
  outstanding options            73,387     734                   502,370                                                  503,104
Issuances of common stock        11,059     110                    70,293                                                   70,403
Purchase of treasury stock                                                               433,725   (3,486,453)          (3,486,453)
Reissuances of treasury shares                                    (46,694)               (19,598)     215,722              169,028
Net earnings                                                                4,964,311                                    4,964,311
                              --------- ------- ------ ------ -----------  ----------    -------  ------------ ------- -----------
Balance, October 2, 1998      9,243,195 $92,432    --  $  --  $59,100,187 $(4,745,046) 1,488,492 $(13,269,861) $  --   $41,177,712
                              --------- ------- ------ ------ -----------  ----------    -------  ------------ ------- -----------
Issuances of common stock
  upon exercises of
  outstanding options            81,445     814                   598,071                                                  598,885
Issuances of common stock         8,601      86                    73,036                                                   73,122
Purchase of treasury stock                                                               595,900    (4,603,987)         (4,603,987)
Reissuances of treasury shares                                    (27,910)               (25,050)      267,496             239,586
Net earnings                                                                4,622,839                                    4,622,839
                              --------- ------- ------ ------ -----------  ----------    -------  ------------ ------- -----------
Balance, October 1, 1999      9,333,241 $93,332    --  $  --  $59,743,384 $  (122,207) 2,059,342 $(17,606,352) $   --  $42,108,157
                              --------- ------- ------ ------ -----------  ----------    -------  ------------ ------- -----------

     The accompanying notes are an integral part of these financial statements.

                   SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
       For The Year Ended October 1, 1999, The Year Ended October 2, 1998,
          The Eleven Month Period Ended September 26, 1997 (See Note 1)

                                                          1999         1998         1997
                                                       ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES :
 Net earnings                                         $ 4,622,839  $ 4,964,311  $     2,000
 Adjustments to reconcile net earnings to net
  cash provided by (used in) operating activities:
  Loss on disposal of discontinued operations               --           --       2,574,000
  Depreciation and amortization                         2,072,117    1,390,178    1,284,156
  Provision for (recovery of) allowances for
   accounts receivable                                    411,512     (428,756)    (244,730)
  Changes in assets and liabilities:
   (Increase) decrease in receivables                  (6,602,602)     346,687   (2,010,346)
   (Increase) decrease in inventories                  (3,039,248)  (1,041,239)   3,036,080
   (Increase) decrease in deferred catalogs and
    other current asset                                    57,542   (1,125,628)   1,533,535
   (Increase) decrease in current deferred tax assets    (157,870)   1,165,360    3,813,663
   Increase (decrease) in accounts payable                602,636    1,221,250   (5,036,219)
   Increase (decrease) in accrued liabilities          (1,012,097)    (688,080)    (589,994)
   (Increase) decrease in other assets                    132,638      (29,294)     (64,547)
   (Increase) decrease in noncurrent deferred
    tax assets                                          2,557,950    1,179,706   (1,346,048)
  Other                                                     --         (22,091)     (11,046)
  Discontinued operations -- noncash items &
   working capital change                                   --           --        (697,524)
                                                       ----------   ----------   ----------
 Net cash provided by (used in) operating activities     (354,583)   6,932,404    2,242,980
                                                       ----------   ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES :
 Acquisitions of property, plant and equipment         (6,438,359)  (2,969,139)    (155,439)
 Proceeds from sale of investments                         23,891       14,044        --
 Payments for acquisitions, net of cash acquired       (4,260,100)  (1,500,682)       --
 Investing activities of discontinued operations            --           --          (1,657)
 Proceeds from sale of discontinued operations              --           --       8,160,826
                                                       ----------   ----------   ----------
 Net cash provided by (used in) investing activities  (10,674,568)  (4,455,777)   8,003,730
                                                       ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES :
 Proceeds from issuances of notes payable              21,099,089    2,916,984    1,159,560
 Payments of notes payable and capital
  lease obligations                                    (7,211,099)  (2,217,006) (21,031,054)
 Proceeds from common stock issuances                     911,593      742,535   12,047,094
 Dividends paid to stockholders                             --           --           --
 Purchase of treasury stock                            (4,603,987)  (3,486,453)  (2,254,744)
 Financing activities of discontinued operations            --           --           --
                                                       ----------   ----------   ----------
 Net cash provided by (used in) financing activities   10,195,596   (2,043,940) (10,079,144)
                                                       ----------   ----------   ----------
NET CHANGE IN CASH AND EQUIVALENTS                       (833,555)     432,687      167,566

Cash and Equivalents, beginning of period               1,035,466      602,779      435,213
                                                       ----------   ----------   ----------
Cash and Equivalents, end of period                   $   201,911  $ 1,035,466  $   602,779
                                                       ==========   ==========   ==========

  The accompanying notes are an integral part of these financial statements.

               SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
    For The Year Ended October 1, 1999, The Year Ended October 2, 1998,
       The Eleven Month Period Ended September 26, 1997 (See Note 1)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :


                                                          1999         1998         1997
                                                       ----------   ----------   ----------
Cash paid during the period for interest              $ 1,181,529  $   502,414  $ 1,297,675
                                                       ==========   ==========   ==========

Cash paid during the period for income taxes          $   160,000  $     6,671  $    10,825
                                                       ==========   ==========   ==========

During fiscal 1999 and 1998, the Company acquired the assets of certain entities. In connection with the acquisition, liabilities were assumed as follows:

 Fair value of assets acquired                         $8,296,490   $2,388,750        --
 Cash paid for the acquisition, net                    (4,260,100)  (1,500,682)       --
 Debt issued for the acquisition                         (700,000)    (588,068)       --
                                                       ----------   ----------   ----------
 Liabilities assumed                                  $ 3,336,390  $   300,000  $     --
                                                       ==========   ==========   ==========

The accompanying notes are an integral part of these financial statements.


                SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              October 1, 1999

  1.   BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  Background

       Sport Supply Group, Inc. (the "Company" or "SSG") was incorporated in 1982. The assets of the Sports & Recreation Division of Aurora Electronics, Inc. (f/k/a BSN Corp., "Aurora") were contributed to the Company effective September 30, 1988. Before its initial public offering completed in April 1991, the Company was a wholly owned subsidiary of Aurora. The Company, whose operations are all within one financial reporting segment, is engaged principally in the manufacture and marketing of sports related equipment and leisure products to institutional customers in the United States. The Company manufactures many of the products it sells. This includes, but is not limited to: 1.) Tennis, volleyball, and other sports nets; 2.) Steel and aluminum construction items, such as soccer and field hockey goals and volleyball, pole vault, and high jump standards; 3.) Other track and field equipment; 4.) Gymnastic and exercise mats; 5.) Weight lifting equipment; and 6.) Tabletop games and various plastic items.

  Principles of Consolidation and Basis of Presentation

       The consolidated financial statements include the accounts of SSG and its wholly owned subsidiaries, Athletic Training Equipment Company, Inc., a Delaware corporation ("ATEC") and Conlin Bros., Inc. ("Conlin") a California corporation. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements also include estimates and assumptions made by management that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses, provisions for and the disclosure of contingent assets and liabilities. Actual results could materially differ from those estimates.

       During May 1996, the Company sold substantially all of the assets (other than cash and accounts receivable) of its Gold Eagle Professional Golf Products Division (the "Gold Eagle Division"). Subsequent to the sale of the Gold Eagle Division, the Company adopted a formal plan to dispose of the remaining operations of the Company's golf related operations (which previously included the Gold Eagle Division) and therefore has classified these operations as discontinued. On March 28, 1997, SSG disposed of substantially all of the remaining assets of the discontinued operation to a privately held corporation. Consequently, the Company's golf related operation is reported as a discontinued operation through the date of disposal in the accompanying consolidated financial statements.

  Change in Fiscal Year

       In January 1997, the Company changed its financial reporting year-end from October 31 to September 30. Accordingly, the 1997 fiscal year ended September 26, 1997 is a transition period consisting of eleven months. The Company now operates on a 52/53 week reporting fiscal year ending on the Friday closest to September 30.

  Inventories

       Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out and weighted-average cost methods for items manufactured by the Company and weighted-average cost for items purchased for resale. As of October 1, 1999 and October 2, 1998 inventories consisted of the following:

  Inventory Data:                     Oct. 1, 1999     Oct. 2, 1998
                                       ----------       ----------
  Raw materials                       $ 3,209,581      $ 2,761,885
  Work-in-process                         435,904          236,466
  Finished and purchased goods         15,928,680       11,530,406
                                       ----------       ----------
                                       19,574,165       14,528,757
  Less inventory allowance for
    obsolete or slow moving items      (1,064,903)        (425,920)
                                       ----------       ----------
  Inventory, Net                      $18,509,262      $14,102,837
                                       ==========       ==========

       The inventory allowance reflects management's periodic assessment of the carrying value of the Company's inventory. For the fiscal year ended October 1, 1999 the Company increased the provision by approximately $639,000. For the fiscal year ended October 2, 1998 the Company recorded approximately $284,000 against the inventory allowance for the disposal of certain obsolete or slow-moving items. As of October 1, 1999 and October 2, 1998 approximately 27%, and 33% respectively of total ending inventories were products manufactured by the Company with the balance being products purchased from outside suppliers. Sales of products manufactured by SSG accounted for approximately 36% and 31% of total net revenues in fiscal 1999 and
  1998, respectively. Costs included in products manufactured by SSG include raw materials, direct labor and manufacturing overhead.

  Advertising and Deferred Catalog Expenses

       The Company  expenses  the  production  costs  of  advertising  as incurred, except for production costs related to direct-response advertising activities, which are capitalized. Direct response advertising consists primarily of catalogs that include order forms for the Company's products. Production costs, primarily printing and postage, associated with catalogs are amortized over twelve months. The Company's advertising expenses for the fiscal years ended October 1, 1999, October 2, 1998 and the eleven month period ended September 26, 1997 were approximately $3,571,000, $2,864,000 and $3,776,000, respectively.

  Property, Plant, and Equipment

       Property, plant and equipment is stated at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. Leasehold improvements and property and equipment leased under capital lease obligations are amortized over the terms of the related leases or their estimated useful lives, whichever is shorter. The cost of maintenance and repairs is charged to expense as incurred; significant renewals and betterments are capitalized and depreciated over the remaining estimated useful lives of the related assets.

       Depreciation of property, plant and equipment is provided by the straight-line method as follows:

            Buildings                          Thirty to forty years
            Machinery and Equipment            Five years to ten years
            Furniture and Fixtures             Five years

  Intangible Assets

       Cost in excess of tangible net assets acquired relates to acquisitions made by the Company. Trademarks and servicemarks relate to costs incurred in connection with the licensing agreements for the use of certain trademarks and servicemarks in conjunction with the sale of the Company's products. Other intangible assets are classified as other assets and consist principally of patents.

       Amortization of intangible assets is provided by the straight-line method as follows:


   Cost in excess of tangible net assets acquired   Principally thirty
                                                      to forty years
   Trademarks and servicemarks                      Five to forty years
   Patents                                          Seven to eleven years


       Management  periodically  assesses   the  recoverability  of   the
  carrying  value  of  intangible  assets  in  relation  to  current  and anticipated net earnings and cash flows. Based on management's assessment, the Company believes its investments in intangible assets are fully realizable as of October 1, 1999.

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

  Net Earnings (Loss) Per Share of Common Stock

       Net earnings (loss) per share of common stock are based upon the weighted average number of common and common equivalent shares outstanding. Outstanding stock options and common stock purchase warrants are treated as common stock equivalents when dilution results from their assumed exercise.

  Revenue Recognition

       The Company's policy is to recognize revenue upon shipment of inventory and record an estimate against revenues for possible returns based upon the historical return rate of the Company. Customers do not have the right to return product unless the product is damaged or defective or the wrong product is shipped. The Company believes sales are final upon shipment of inventory based upon the following criteria under SFAS 48:

  - The Company's price to our customers is fixed at the time an order is placed.

  - The customers have paid, or are obligated to pay, the Company.

  - The customers' obligation to pay does not change in the event of theft, damaged product, etc. (A claim must be filed to issue credit.)

  - Customers are verified through credit investigations for economic substance before products are shipped.

  - The Company is not obligated for future performance to any of its customers.

  - Future returns can be reasonably estimated based on historical data.


  2.   STOCKHOLDERS' EQUITY:

  Stock Options

       The Company maintains a stock option plan that provides up to 2,000,000 shares of common stock for awards of incentive and non-qualified stock options to directors and employees of the Company. Under the stock option plan, the exercise price of options will not be less than: (i.) the fair market value of the common stock at the date of grant; or (ii.) not less than 110% of the fair market value for incentive stock options granted to certain employees, as more fully described in the Amended and Restated Stock Option Plan. Options expire 10 years from the grant date, or five years from the grant date for incentive stock options granted to certain employees, or such earlier date as determined by the Board of Directors of the Company (or a Stock Option Committee comprised of members of the Board of Directors).

       The following table contains transactional data for the Company's stock option plan.

                                                      Exercise Price
                                                           or
   Stock  Option  Plan                   Shares        Weighted Avg.
                                                          Price
   -------------------                  ---------     --------------
   Outstanding at November 1, 1996        685,473          $8.85

   Granted                                594,375          $7.49
   Exercised                               (6,850)         $6.88
   Forfeited                             (232,425)         $7.92
                                        ---------
   Outstanding at September 26, 1997    1,040,573          $7.26

   Granted                                286,675          $7.65
   Exercised                              (73,387)         $6.86
   Forfeited                             (393,575)         $8.06
                                        ---------
   Outstanding at October 2, 1998         860,286          $7.30

   Granted                                328,625          $8.52
   Exercised                              (81,445)         $6.63
   Forfeited                              (19,667)         $6.75
                                        ---------
   Outstanding at October 1, 1999       1,087,799          $7.695
                                        =========


           Stock Options Outstanding                Stock Options Exercisable
             as of Oct. 1, 1999                         as of Oct. 1, 1999
 -------------------------------------------------      -------------------
                             Wtd. Avg.    Wtd. Avg.                Wtd. Avg.
     Range of                 Remaining   Exercise                 Exercise
 Exercise Prices    Shares      Life       Price        Shares       Price
 ---------------  ---------   ---------    ------       -------      -----
 $6.125 - $9.44   1,087,799   5.7 years    $7.695       530,712      $7.30

       All options granted under the stock option plan during the fiscal years ended on October 1, 1999, October 2, 1998, the eleven month period ended on September 26, 1997 and the fiscal year ended on November 1, 1996 were at exercise prices equal to or greater than the fair market value of the Company's stock on the date of the grant. On May 13, 1996, the Company repriced the exercise price to the current fair market value of certain employees' (excluding officers and directors) stock options that were granted pursuant to the stock option plan and that had an original exercise price in excess of the fair market value of the common stock on May 13, 1996 of $6.875. The exercise price of these options was lowered to $6.875. On January 23, 1997, certain officers' options were repriced to an amount above the current fair market value. The exercise price of these options was reduced to $7.50 per share.

       In addition to options granted pursuant to the stock option plan, the Company periodically grants options to purchase shares of SSG's common stock that are not reserved for issuance under the stock option plan ("non-plan options'). Such exercise prices were equal to or greater than the fair market value of the Company's common stock on the dates of grant.

       As of October 1, 1999, there were a total of 1,187,799 options (including non-plan options) outstanding with exercise prices ranging from $6.125 per share to $9.44 per share. As of October 1, 1999, 630,712 of the total options outstanding were fully vested with 557,087 options vesting through July 2002. As of October 2, 1998, there were 960,286 options (including non-plan options) outstanding with exercise prices ranging from $5.60 per share to $8.38 per share. As of October 2, 1998, 505,284 of the total options outstanding were fully vested with 455,002 options vesting through January 2001. As of September 26, 1997, 735,703 of the total options outstanding were fully vested with 550,000 options vesting in January 2000.

       Pro forma information regarding net income and net income per share has been determined as if the Company had accounted for employee stock options subsequent to December 31, 1995 under the fair value method. The fair value for those options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: (i.) risk-free interest rates ranging from 5.63% to 5.85%; (ii.) dividend yield of 0%; (iii.) expected volatility of 30%; and (iv.) weighted average expected life for each option of 3 years. The weighted average exercise prices and the weighted average fair values of employee stock options are as follows:

                   For the Fiscal   For the Fiscal    For the 11 Month
                     Year Ended       Year Ended        Period Ended
                    Oct. 1, 1999     Oct. 2, 1998      Sep. 26, 1997
                   --------------   --------------    ---------------
                   Weighted  Avg.   Weighted  Avg.     Weighted  Avg.
                   Exercise  Fair   Exercise  Fair    Exercise   Fair
                    Price   Value    Price    Value    Price    Value
                    -----   -----    -----    -----    -----    -----
  Exercise price
  of stock
  option on
  grant date:

  Equals market
    value -         $8.52   $2.34    $7.65    $1.81    $  -     $  -

  Exceeds market
    value -         $  -    $  -     $  -     $  -     $7.49    $3.01

       For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period; therefore, its proforma effect will not be fully realized until the completion of one full vesting cycle. The Company's pro forma information is as follows:

                         For the Fiscal  For the Fiscal   For the 11 Month
                           Year Ended      Year Ended      Period Ended
                         Oct.  1, 1999    Oct,  2, 1998   Sep.  26, 1997
                         -------------    -------------   --------------
  Net income (loss):
     As reported          $4,622,839       $4,964,311       $   2,000
     Pro forma            $4,119,255       $4,526,870       $(804,809)

  Earnings (loss) per
    share:
      As reported         $0.63            $0.62            $ 0.00

   As reported -
     with dilution        $0.60            $0.60            $ 0.00

   Pro forma earnings     $0.56            $0.56            $(0.10)

   Pro forma dilutive     $0.53            $0.53            $(0.10)

  Dividends

       During January 1996, the Company terminated its annual cash dividend policy.


  Common Stock Purchase Warrants

       Pursuant to a Securities Purchase Agreement dated November 27, 1996 between Emerson Radio Corp. ("Emerson") and the Company, Emerson acquired directly from the Company 5-year warrants to acquire 1,000,000 shares of Common Stock at an exercise price of $7.50 per share, subject to standard antidilution adjustments, for an aggregate cash consideration of $500,000.

  Repurchase of Common Stock

       On May 28, 1997, the Company approved the repurchase of up to 1,000,000 shares of its issued and outstanding common stock in the open market and/or privately negotiated transactions. On October 28, 1998, the Company's Board of Directors approved a second repurchase program of up to an additional 1,000,000 shares of its issued and outstanding common stock in the open market and/or privately negotiated transactions. As of October 1, 1999, the Company had repurchased approximately 1,317,000 shares of its issued and outstanding common stock in the open market and privately negotiated transactions. Any future purchases will be subject to price and availability of shares, working capital availability and any alternative capital spending programs of the Company. The Company will evaluate purchases of common stock based upon day to day market conditions.

  Net Earnings  Per Common Share

       In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share". Statement No. 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share are very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented and, where necessary, restated to conform with these requirements.

       The following table sets forth the computation of basic and diluted earnings per share:

                          For the Fiscal  For the Fiscal   For the 11 Month
                            Year Ended      Year Ended       Period Ended
                           Oct. 1, 1999    Oct. 2, 1998     Sep. 26, 1997
                           ------------    ------------     -------------
  Numerator:
  ----------
  Net earnings from
  continuing operations     $4,622,839      $4,964,311       $2,576,000

  Income available to
  common shareholders       $4,622,839      $4,964,311       $2,576,000
                             =========       =========        =========
  Denominator:
  ------------
  Weighted average
  shares outstanding         7,390,274       8,025,606        8,146,074

  Effect of dilutive
  securities:
    Warrants                   148,577          94,884               --
    Employee stock options     188,926         116,040            5,340
                             ---------       ---------        ---------
  Adjusted weighted
  average shares and
  assumed conversions        7,727,777       8,236,530        8,151,414
                             =========       =========        =========
  Per Share Calculations:
  ----------------------
  Basic earnings per share       $0.63           $0.62            $0.32
                             =========       =========        =========
  Diluted earnings per share     $0.60           $0.60            $0.32
                             =========       =========        =========

    3. NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS:

       As of fiscal years ended October 1, 1999 and October 2, 1998 , notes payable and capital lease obligations consisted of the following:

                                                    1999           1998
                                                 ----------     ---------
  Note payable under revolving line of
    credit, interest at prime minus 1/2%
    (7.75% at Oct 1, 1999, and 8.75%
    at Oct 2, 1998), or LIBOR plus 1-1/4%
    (6.52%, 6.96%, 6.44% and 7.13% at
    Oct 1, 1999 and 7.78% at Oct 2, 1998),
    due Apr. 26, 2002 and collateralized
    by substantially all assets.                $11,044,264    $4,411,967

  Term loan, interest at LIBOR plus 1-
    1/4% (6.52%, 6.96%, 6.44%, and
    7.13% at Oct 1, 1999 and 7.78% at
    Oct 2, 1998), Payable in monthly
    installments of $166,667 plus
    accrued interest through Apr. 26,
    2002 and collateralized by
    substantially all assets.                     9,000,000     1,000,000

  Promissory note, noninterest bearing,
    due June 30,1999.                                    --       525,000

  Promissory note, interest at 7.75%,
    payable in monthly installments of
    $29,167 plus accrued interest
    through  February 2001.                         466,667            --

  Capital lease obligation, interest at
    7.4%, payable in monthly installments
    of principal and interest totaling
    $3,159 through December 1998.                        --         9,357

  Capital lease obligation, interest at
    9%, payable in annual installments
    of principal and interest totaling
    $55,000 through August 2005.                    230,311       261,753

  Other                                              95,522        40,697
                                                 ----------     ---------
       Total                                     20,836,764     6,248,774

  Less - current portion                         (2,410,839)   (1,087,809)
                                                 ----------     ---------
  Long-term debt and capital lease
   obligations, net                             $18,425,925    $5,160,965
                                                 ==========     =========

  Credit Facilities

       The Company has a senior secured credit facility to finance its working capital requirements. The Company's ability to borrow funds under its revolving credit facility is based upon certain percentages of eligible trade accounts receivable and eligible inventories. As of October 1, 1999, the Company was in compliance with the covenants in its senior credit facility.

       On April 26, 1999, the Company replaced its existing senior credit facility with a new credit facility. The Credit Agreement ("Agreement") under the new credit facility includes a revolving line of credit of up to $30 million and a term loan of $10 million with a maturity date of April 26, 2002. The Agreement provides for reduced interest rates and fees as well as reduced reporting requirements. The Agreement also contains financial and net worth covenants in addition to limits on capital expenditures.

       Amounts outstanding under the senior credit facility are collateralized by substantially all assets of the Company. As of October 1, 1999, the Company had the option of electing the revolving credit facility, and the term loan, to bear interest at either of: (i.) prevailing LIBOR rate plus 1-1/4% (6.52%, 6.96%, 6.44% and 7.13% at
  October 1, 1999) or (ii.) lender's prime rate minus 1/2% (7.75% at October 1, 1999). Historically, the Company has elected the lower of the interest rates available under the facility.

       As of October 1, 1999, the Company had borrowings of approximately $11.0 million outstanding under the revolving credit facility, and approximately $ 616,000 of letters of credit outstanding for foreign purchases of inventory. In addition, as of October 1, 1999, SSG had borrowings of approximately $9.0 million under the term loan; which is payable in monthly installments of principal and accrued interest of approximately $167,000 through April 26, 2002.

       Maturities  of  the  Company's   capital  lease  obligations   and
  borrowings under the senior credit facility as of October 1, 1999, by fiscal year and in the aggregate, are as follows:

            2000                          $ 2,410,839
            2001                            2,166,015
            2002                           16,100,874
            2003                               60,155
            2004                               73,690
            Thereafter                         25,191
                                           ----------
             Total                         20,836,764
            Less Current Portion           (2,410,839)
                                           ----------
             Total Long term Portion      $18,425,925
                                           ==========

  4.   INCOME TAXES:

       As of the fiscal years ended October 1, 1999 and October 2, 1998 , the components of the net deferred tax assets and liabilities are as follows:

                                                    1999          1998
                                                  ---------     ---------
   Current deferred tax assets (liabilities):
        Allowances for doubtful accounts         $  239,696    $  134,820
        Inventories                                 817,890       567,005
        Other accrued liabilities                     4,602       202,493
                                                  ---------     ---------
        Total                                    $1,062,188    $  904,318
                                                  =========     =========

   Noncurrent deferred tax assets (liabilities):
        Cost in excess of tangible
          net assets acquired                    $ (216,222)   $ (122,643)
        Other intangible assets                  (2,687,228)   (1,030,069)
        Net operating loss carryforward           4,504,802     5,537,457
        Minimum tax credit carryforward             499,887       274,444
                                                  ---------     ---------
        Total                                    $2,101,239    $4,659,189
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

       The income tax provision (benefit) in the accompanying statements of operations for the fiscal years ended October 1, 1999, October 2, 1998 and the eleven months ended September 26, 1997, consisted of the following:

                                1999           1998          1997 (a)
                             ---------      ---------       ----------

  Current                   $  288,249     $  214,016      $(2,074,117)
  Deferred                   2,400,080      2,345,066        1,723,686
                             ---------      ---------       ----------
  Income tax provision
   (benefit)                $2,688,329     $2,559,082      $  (350,431)
                             =========      =========       ==========

       The provision (benefit) for income taxes related to continuing operations in the accompanying statements of operations for the fiscal years ended October 1, 1999, October 2, 1998 and the eleven months ended September 26, 1997, differ from the statutory federal rate as follows:

                                1999           1998          1997 (a)
                             ---------      ---------       ----------
  Income tax provision
   at statutory federal
   rate                     $2,485,797     $2,557,954       $1,207,533
  State income taxes,
  net of Federal benefit       124,964             --         (306,611)
  Other                         77,568          1,128           74,647
                             ---------      ---------       ----------
  Total provision (benefit)
   for Income taxes         $2,688,329     $2,559,082       $  975,569
                             =========      =========        =========

       (a) The difference between the 1997 Balance Sheet tax (benefit) amount of $(350,431) and the 1997 Income Tax Provision amount on the Statement of Operations of $975,569 is that the Balance Sheet covers both Continuing and Discontinued Operations, whereas the Statement of Operations is for Continuing Operations only.

  5.   ACQUISITIONS:

       During April 1999, the Company acquired certain assets of Flag A Tag, Inc. ("Flag A Tag"), a manufacturer of flag football belts for cash and the assumption of certain liabilities. The Company has accounted for this acquisition using the purchase method and, as such, its results of operations are combined with the Company's results of operations subsequent to the acquisition date.

       During February 1999, the Company acquired certain assets of Larry Black Sporting Goods, Inc. ("Larry Black"), a team dealer, for cash, a promissory note and the assumption of certain liabilities. The Company has accounted for this acquisition using the purchase method and, as such, its results of operations are combined with the Company's results of operations subsequent to the acquisition date.

       During January 1999, the Company paid cash for the stock of Conlin Bros., Inc. ("Conlin"), a team dealer. The Company has accounted for this acquisition using the purchase method and, as such, its results of operations are combined with the Company's results of operations subsequent to the acquisition date.

       No proforma information for the above acquisitions is presented herein because the proforma information, individually or in aggregate, would not materially differ from actual results.

       During December 1997, the Company acquired certain assets of Athletic Training Equipment Company, Inc. ("ATEC"), a manufacturer of pitching machines for cash, a noninterest-bearing promissory note and the assumption of certain liabilities. The Company has accounted for this acquisition using the purchase method and, as such, its results of operations are combined with the Company's results of operations subsequent to the acquisition date. No pro forma information is presented herein as it would not materially differ from actual results.

       See Item 11. -- "Subsequent Events" for acquisitions that took place in October 1999, after the close of fiscal year 1999.

  6.   MAJOR CUSTOMERS AND CONCENTRATION OF BUSINESS RISK:

       The Company's customers include all levels of public and private schools, colleges, universities, and military academies, municipal and governmental agencies, military facilities, churches, clubs, camps, hospitals, youth sports leagues, non-profit organizations, team dealers and certain large retail sporting goods chains.

       The Company did not have any individual customers that accounted for more than 10% of net revenues for the fiscal years ended October 1, 1999, October 2, 1998, and the eleven month period ended September 27, 1997.

       The majority of the Company's sales are to institutional customers that are publicly funded. The Company extends credit based upon an evaluation of a customer's financial condition and provides for any anticipated credit losses in its financial statements based upon management's estimates and ongoing reviews of recorded allowances.

  7.   COMMITMENTS AND CONTINGENCIES:

  Leases

       The Company leases a portion of its office, warehouse, distribution, fulfillment, computer equipment and manufacturing locations under noncancelable operating leases with terms ranging from one to ten years. The majority of the Company's leases contain renewal options that extend the leases beyond the current lease terms.

       Future minimum lease payments under noncancelable operating leases for office, warehouse, computer equipment and manufacturing locations, with remaining terms in excess of one year are as follows:

                      2000             $2,262,950
                      2001              2,070,969
                      2002                925,348
                      2003                787,931
                      2004                769,857
                      Thereafter          182,449
                                        ---------
                           Total       $6,999,504
                                        =========


       Rent  expense   was  approximately   $1,815,000,  $1,645,000   and
  $1,485,000 for fiscal years 1999, 1998 and 1997, respectively.

  Severance Agreements

       In July 1998, an officer retired and the Company recorded a nonrecurring pre-tax charge for the year ended October 2, 1998 for $1.2 million relating to the retirement.

  Product Liability and Other Claims

       Because  of  the  nature  of   the  Company's  products,  SSG   is
  periodically subject to product liability claims resulting from personal injuries. The Company from time to time may become involved in various lawsuits incidental to the Company's business, some of which may relate to claims of injuries allegedly resulting in substantial permanent paralysis. Significantly increased product liability claims continue to be asserted successfully against manufacturers throughout the United States resulting in general uncertainty as to the nature and extent of manufacturer's and distributors' liability for personal injuries.

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

  8.   EMPLOYEES' SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN:

       Effective June 1, 1993, the Company established a defined contribution profit sharing plan (the "401(k) Plan") for the benefit of eligible employees. All employees with one year of service and who have attained the age of 21 are eligible to participate in the 401(k) Plan. Employees may contribute up to 15% of their compensation, subject to certain limitations, which qualifies under the compensation deferral provisions of Section 401(k) of the U.S. Internal Revenue Code.

       The 401(k) Plan contains provisions that allow the Company to make discretionary contributions during each plan year. Employer contributions for the fiscal years ended October 1, 1999 and October 2, 1998 were approximately $84,000 and $78,000 respectively. The Company pays all administrative expenses of the 401(k) Plan.

       Effective July 1, 1997, the Company established an Employee Stock Purchase Plan for the benefit of eligible employees. All eligible employees are allowed to purchase shares of SSG Common Stock at a 15% discount from the market price.

  9.   CHANGE IN CONTROL:

       On December 10, 1996, pursuant to a Securities Purchase Agreement dated November 27, 1996 between Emerson Radio Corp. and SSG ("the Purchase Agreement"), Emerson acquired directly from SSG 1,600,000 shares of newly issued Common Stock for an aggregate consideration of $11.5 million and five-year warrants to acquire an additional 1,000,000 shares of Common Stock at an exercise price of $7.50 per share for an aggregate consideration of $500,000. In addition, Emerson agreed to arrange for foreign trade credit financing of $2.0 million for the benefit of SSG to supplement SSG's existing credit facilities. This financing has not been utilized. Pursuant to the Purchase Agreement, SSG caused a majority of the members of SSG's Board of Directors to consist of Emerson's designees. A nonrecurring pre-tax charge of $1.3 million was recorded in the first quarter of the fiscal year ended September 26, 1997 for compensation payments relating to the "change in control" of the Company.

  10.  DISCONTINUED OPERATIONS:

       On May 20, 1996, SSG disposed of substantially all of the assets (other than cash and accounts receivable) of the Gold Eagle Division to a privately held corporation. The sale of the Gold Eagle Division resulted in a pretax loss of approximately $750,000.

       Subsequent to the sale of the Gold Eagle Division, the Company adopted a formal plan to dispose of the Company's remaining golf related operations (which previously included the Gold Eagle Division) and therefore has classified these operations as discontinued. On March 28, 1997, SSG disposed of substantially all of the remaining assets of the discontinued operations to a privately held corporation. Pursuant to the Asset Acquisition Agreement, the total consideration
  paid to SSG was approximately  $8.2 million  in  cash.   The  following
  represents net current assets and liabilities as well as net noncurrent assets of discontinued operations as of November 1, 1996, and the results of operations for the period from November 2, 1996 through the disposal date of March 28, 1997 and the year ended November 1, 1996.

                                                    As of
                                                Nov. 1, 1996
                                                 ----------
      Current assets                            $14,188,152
      Current liabilities                       (20,518,079)
                                                 ----------
         Net current liabilities                $(6,329,927)
                                                 ==========

      Noncurrent assets                         $16,365,572
      Noncurrent liabilities                         --
                                                 ----------
         Net noncurrent assets                  $16,365,572
                                                 ==========

                                                  For the
                                                period from       For the
                                               Nov. 2, 1996     Year Ended
                                                to March 28,    November 1,
                                                    1997           1996
                                                 ----------     ----------
      Net revenues                              $ 1,790,395    $18,725,955
      Earnings (loss) from operations,
        net of income taxes                           -         (2,242,143)
      Loss on disposal, net of income taxes      (2,574,000)   (15,530,697)


       The net loss from operations for the fiscal year ended November 1, 1996 includes allocated interest expense of approximately $1.1 million related to borrowings under the Company's senior credit facility. Interest expense charged to discontinued operations was based upon the amount of borrowings that management estimated would be repaid from the proceeds of the disposal of the Company's golf related operations.

       The net loss on disposal includes a charge recorded during the fiscal quarter ended May 3, 1996 of approximately $9.3 million ($5.9 million after estimated tax benefits) to record the net assets at estimated realizable value based upon a proposed rights offering pursuant to the Company's plan of disposal. During the fiscal quarter ended May 3, 1996, the Company also recorded a reserve of approximately $3.9 million ($2.5 million after estimated tax benefits) for anticipated operating losses during the estimated twelve month disposal period, including interest expense. As a result of several factors, including but not limited to, management's assessment of the ultimate success of the proposed rights offering and estimates of the time required to effect such transaction, as well as the Company's projected liquidity requirements, the Company determined that a private sale of the remaining assets of its golf related operations was a preferable and more expeditious method of disposal. Based upon management's estimates of the net proceeds to be received pursuant to such disposal, the Company recorded an additional charge of approximately $5.8 million ($3.7 million after estimated tax benefits) during the fiscal quarter ended August 2, 1996 and a charge of approximately $5.2 million ($3.4 million after estimated tax benefits) during the fiscal quarter ended November 1, 1996 to record the net assets at estimated net realizable value.

       On March 4, 1997, the Company signed a letter of intent for the sale of the discontinued golf related operations. Based upon management's estimates at that time of the net proceeds to be received pursuant to such disposal, the Company recorded a pre-tax charge of approximately $3.9 million ($2.6 million after estimated tax benefits) during the fiscal quarter ended January 31, 1997. This charge was provided to record the net assets at estimated net realizable value in accordance with the purchase price set forth in the letter of intent. On March 28, 1997, the Company sold the remaining assets of the discontinued golf related operations for approximately $8.2 million and used the sale proceeds to reduce the Company's outstanding debt.

  11.  SUBSEQUENT EVENTS:

       During October 1999, the Company acquired for cash (approximately $1 million) and the assumption of certain liabilities, certain assets of LAKCO, Inc. and Spaulding, Inc., both distributors of sporting goods equipment to the institutional market. The Company has accounted for these acquisitions using the purchase method and, as such, its results of operations are combined with the Company's results of operations subsequent to the acquisition date. No proforma information is presented herein because the proforma information would not materially differ from actual results.

       On December 7, 1999, the Company's Board of Directors retained Paine Webber, Inc. to explore strategic alternatives, after the Company was notified that Oaktree Capital Management would not be exercising its option to acquire the Company's common stock held by Emerson Radio Corp. under a letter of intent previously reported in August 1999. Emerson Radio, who beneficially owns approximately 40% of the Company's issued and outstanding common stock, has indicated that it agrees with the decision of the Company to explore alternatives.

  12.  SELECTED FINANCIAL DATA (UNAUDITED)

       The following sets forth selected historical financial information for the Company. The data has been derived from the audited financial statements of the Company. The amounts are in thousands, except for per share data. The historical information should be read in conjunction with Item 7. -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and notes thereto included in Item 8. -- "Financial Statements and Supplementary Data".

                 SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
         SELECTED FINANCIAL DATA (UNAUDITED) (See Note 3 Below)
          ( Amounts in thousands, except for per share data )

                                              Fiscal   Fiscal   Eleven    Fiscal  Ten Month
                                               Year     Year    Months     Year    Months
                                              Ended    Ended    Ended     Ended     Ended
                                              Oct 1,   Oct 2,   Sep 26,   Nov 1,    Oct 31,
Statement  of  Earnings  Data:                 1999     1998   1997 (3)    1996    1995 (3)
                                             -------   ------   ------   -------    ------
Net revenues                                $107,069  $97,292  $79,109  $ 80,521   $65,134
Gross profit                                  40,884   37,726   31,404    29,955    25,259
Operating profit (loss)                        7,552    7,157    4,226       (65)    3,894
Interest expense                               1,196      474      757     1,372     1,126
Other income (expense), net                      955      841       83        38       209
Earnings (loss) from continuing operations     4,623    4,964    2,576      (964)    1,847
Earnings (loss) from discontinued
 operations (2)                                   --       --   (2,574)  (17,773)     (457)
Net earnings (loss)                         $  4,623  $ 4,964  $     2  $(18,737)  $ 1,390
                                             =======   ======   ======   =======    ======
Earnings (loss) per common share and
 common equivalent share: (notes 1 and 3)
Net earnings (loss) per common share
 from continuing operations                 $   0.63  $  0.62  $  0.32  $  (0.14)  $  0.27
Net earnings (loss) per common share
 from  discontinued operation                     --       --    (0.32)    (2.64)    (0.07)
                                             -------   ------   ------   -------    ------
Net earnings (loss) per common share        $   0.63  $  0.62  $  0.00  $  (2.78)  $  0.20
                                             =======   ======   ======   =======    ======
Net earnings (loss) per common share
 from continuing operations -
 assuming dilution                          $   0.60  $  0.60  $  0.32  $  (0.14)  $  0.27
Net earnings (loss) per common share
 from discontinued operations -
  assuming dilution                               --       --    (0.32)    (2.63)    (0.07)
                                             -------   ------   ------   -------    ------
Net earnings (loss) per common share -
 assuming dilution                          $   0.60  $  0.60  $  0.00  $  (2.77)  $  0.20
                                             =======   ======   ======   =======    ======

Weighted average common and common
 equivalent shares: (note 1)
Weighted average common shares outstanding     7,390    8,026    8,146     6,747     6,941
Weighted average common shares outstanding -
 assuming dilution                             7,728    8,237    8,151     6,768     6,950
Cash dividends declared per common
 share (note 1)                                   --       --       --        --   $  0.12

                                                At       At       At        At        At
                                              Oct 1,   Oct 2,  Sep 26     Nov 1,   Oct 31
Balance  Sheet  Data:                          1999     1998     1997      1996     1995
                                             -------   ------   ------   -------    ------
Working capital                              $31,873  $25,245  $24,006   $21,322   $42,231
Total assets                                  73,249   54,804   50,484    70,009    86,355
Long-term obligations, net                    18,426    5,161    4,418    24,338    29,199
Total liabilities                             31,141   13,626   11,527    40,846    38,745
Stockholders equity                           42,108   41,178   38,957    29,163    47,610

               NOTES TO SELECTED FINANCIAL DATA (UNAUDITED)

  (1) Dividends declared in 1995 consisted of a $0.03 per share dividend for each of the first four quarters.
  (2) See Note 10  to the consolidated  financial statements included  in
      Item 8. - "Financial Statements and Supplementary Data".
  (3) During 1995, the Company changed its financial reporting year end from December 31 to October 31. Consequently, the fiscal year ended October 31, 1995 is a transition period consisting of ten calendar months. During 1997, the Company changed its financial reporting year end from Octobe 31 to September 30. Therefore, the fiscal year ended September 26, 1997 is a transition period consisting of eleven calendar months.

       The following table sets forth certain information regarding the Company's results of operations for each full quarter within the fiscal years ended October 1, 1999 and October 2, 1998, with amounts in thousands, except for per share data. Due to rounding, quarterly amounts may not fully sum to yearly amounts.

                               1999  Fiscal  Year                             1998  Fiscal  Year
                   -------------------------------------------    -------------------------------------------
 Statement  of                1st      2nd      3rd     4th                 1st      2nd      3rd       4th
 Earnings Data:      Year     Qtr      Qtr      Qtr     Qtr        Year     Qtr      Qtr      Qtr     Qtr(1)
                   -------   ------   ------   ------   ------    ------   ------    ------   ------   ------
 Net revenues     $107,069  $14,870  $35,476  $26,310  $30,413   $97,292  $14,412   $32,273  $25,340  $25,267
 Gross profit       40,884    5,753   13,387   10,717   11,027    37,726    5,627    12,149    9,840   10,110
 Operating
  profit or
  (loss)(note 1)     7,552    (957)    5,110    2,617      782     7,157    (923)     3,794    2,600    1,686
 Interest
  expense            1,196      165      334      371      326       474      119       156       94      105
 Other income, net     955      224       75      583       73       841      280       110      128      323

 Net earnings
  (loss)           $ 4,623  $  (560) $ 3,020  $ 1,759  $   404   $ 4,964  $  (503)  $ 2,474  $ 1,739  $ 1,255
                    ------   ------   ------   ------   ------    ------   ------    ------   ------   ------
 Net earnings
  (loss) per
  Common Share       $0.63  $(0.07)    $0.41    $0.24    $0.06     $0.62  $(0.06)     $0.31    $0.22    $0.16
 Net earnings
  (loss) per
  Common Share
   - assuming        $0.60  $(0.07)    $0.39    $0.22    $0.05     $0.60  $(0.06)     $0.30    $0.20    $0.16
  dilution

 Weighted average
  Common Shares
  outstanding        7,390    7,607    7,388    7,360    7,281     8,026    8,085     8,108    8,089    7,954
 Weighted average
  Common Shares
  outstanding
  - assuming
  dilution           7,728    7,607    7,748    7,826    7,673     8,237    8,085     8,324    8,560    8,070

  (1) The 4th quarter of fiscal year 1998 includes $1.2 million of nonrecurring charges.

  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

       None.

                                  PART III

  Item 10.  Directors and Executive Officers of the Registrant.

       See the discussion under the captions "Election of Directors" and "Executive Compensation and Other Information" contained in the Proxy Statement for the Annual Meeting of Stockholders to be held February 25, 2000, which information is incorporated herein by reference, and
  Item 1.--  "Business - Executive Officers of the Company".

  Item 11.  Executive Compensation.

       See the discussion under the caption "Executive Compensation and Other Information" contained in the Proxy Statement for the Annual Meeting of Stockholders to be held February 25, 2000, which information, except the Performance Graph and the Report of the Compensation Committee and Stock Option Committee on Executive Compensation, is incorporated herein by reference.

  Item  12.    Security  Ownership  of  Certain  Beneficial  Owners   and
  Management.

       See the discussion under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement for the Annual Meeting of Stockholders to be held February 25, 2000, which information is incorporated herein by reference.

  Item 13.  Certain Relationships and Related Transactions.

       See the discussion under the caption "Certain Relationships and Related Transactions" contained in the Proxy Statement for the Annual Meeting of Stockholders to be held on February 25, 2000, which information is incorporated herein by reference.

                                    PART IV

  Item 14.
       Exhibits, Financial Statement Schedules and Reports on Form 8-K.


  (a) (1)  Financial Statements.  See Item 8.

  (a) (2)  Supplemental Schedule Supporting  Financial Statements.  See
           Item 8.

  (a) (3) Management Contract or Compensatory Plan. [See Index]. [Each of the following Exhibits described on the Index to Exhibits is a management contract or compensatory plan:
           Exhibits 10.1,  10.1.1, 10.2, 10.3, 10.4,  10.5, 10.6, 10.7,
           10.8, 10.10, 10.11 and 10.30.].

  (b)      Reports on Form 8-K.  None.

  (c)      Exhibits.  See Index.

                                  SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Dated: December 28, 1999

                                  SPORT SUPPLY GROUP, INC.


                                  By:  /s/ Geoffrey P. Jurick
                                       Geoffrey P. Jurick
                                       Chairman of the Board

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on December 28, 1999 by the following persons on behalf of the registrant and in the capacities indicated.

         Signature                            Title
         ---------                            -----

  /s/ Geoffrey P. Jurick             Chairman of  the Board and
      Geoffrey P. Jurick             Chief Executive Officer


   /s/John P. Walker                 President
      John P. Walker


   /s/Robert K. Mitchell             Chief Financial Officer
      Robert K. Mitchell


   /s/Johnson C. S. Ko               Director
      Johnson C. S. Ko


   /s/Peter G. Bunger                Director
      Peter G. Bunger


   /s/Thomas P. Treichler            Director
      Thomas P. Treichler

                              INDEX TO EXHIBITS

  Exhibit                  Description of Exhibit
    Nbr.

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

  4.2 Warrant Agreement entered into between the Company and Emerson relating to the purchase of up to 1,000,000 shares of the Company's common stock for $7.50 per share, which expires on December 10, 2001 (incorporated by reference from Exhibit 4(a) to the Company's Report on Form 8-K dated December 12, 1996).

  10.1 Consulting Agreement entered into by and between the Company and Peter S. Blumenfeld (incorporated by reference from Exhibit 10.1 to the Company's Report on Form 10-K for the fiscal year ended October 2, 1998).

  10.2 Employment Agreement entered into by and between the Company and Terrence M. Babilla (incorporated by reference from Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended April 13, 1999).

  10.3 Employment Agreement by and between the Company and John P. Walker (incorporated by reference from Exhibit
          10.4 to the Company's Report on Form 10-Q for the quarter ended April 13, 1999).

  10.4 Employment Agreement by and between the Company and Eugene Grant (incorporated by reference from Exhibit
          10.2 to the Company's Report on Form 10-Q for the quarter ended April 3, 1998).

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

  Exhibit
    Nbr.                    Description of Exhibit

  10.9 Non-Qualified Stock Option Agreement by and between the Company and Terrence M. Babilla (incorporated by reference from Exhibit 10.9 to the Company's Report on Form 10-K for the fiscal year ended October 2, 1998).

  10.9.1 Amendment No. 1 to Stock Option Agreement by and between the Company and Terrence M. Babilla (incorporated by reference from Exhibit 10.9 to the Company's Report on Form 10-Q for the quarter ended April 3, 1998).

  10.10 Form of Non-Qualified Stock Option Agreement by and between the Company and each of John P. Walker and Terrence M. Babilla (incorporated by reference from
           Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended July 2, 1999).

  10.11 Restricted Stock Agreement by and between the Company and John P. Walker (incorporated by reference from Exhibit 10.6 to the Company's Report on Form 10-Q for the quarter ended April 3, 1998).

  10.12 Consulting and Separation Agreement dated as of September 16, 1994 by and between the Company and Jerry
           L.  Gunderson (incorporated  by  reference from  Exhibit
           10.4 to the Company's Report on Form 10-K for the year ended December 31, 1996).

  10.13 Form of Severance Agreement entered into between the Company and each of Messrs. John P. Walker and Terrence M. Babilla (incorporated by reference from Exhibits 10.2 and 10.3 to the Company's Report on Form 10-Q for the quarter ended April 12, 1999).

  10.14 Form of Severance Agreement entered into between the Company and Doug Pryor (incorporated by reference from Exhibit 10.7 to the Company's Report on Form 10-Q for the quarter ended April 3, 1998).

  10.15 Form of Indemnification Agreement entered into between the Company and each of the directors of the Company and the Company's General Counsel (incorporated by reference from Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No. 33-39218)).

  10.16 Sport Supply Group, Inc. Employee Stock Purchase Plan (incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 33-27191)).

  10.17 Sport Supply Group, Inc. Amended and Restated Stock Option Plan (incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 33-27193)).

  10.18 Registration Rights Agreement by and among the Company, Emerson and Emerson Radio (Hong Kong) Limited (incorporated by reference from Exhibit 4(b) to the Company's Report on Form 8-K filed on December 12,
           1996).

  10.19 Assignment of Agreement and Inventory Purchase Agreement to Affiliate by Aurora (incorporated by reference from Exhibit 10.10 to the Company's Registration Statement on Form S-1 (Registration No. 33-39218)).

  10.20 Form of Tax Indemnity Agreement by and between the Company and Aurora (incorporated by reference from Exhibit 10.16 to the Company's Registration Statement on Form S-1 (Registration No. 33-39218)).

  10.21 Master Agreement, dated as of February 19, 1992, by and between MacMark Corporation, MacGregor Sports Products, Inc. and Aurora (incorporated by reference from Exhibit
           10.21 to the Company's Report on Form 10-K for the year ended 1991).

  10.22 Perpetual License Agreement, dated as of February 19, 1992, by and between MacMark Corporation, Equilink
           Licensing Corporation, and Aurora (incorporated by reference from Exhibit 10.22 to the Company's Report on Form 10-K for the year ended 1991).

  Exhibit
    Nbr.                    Description of Exhibit


  10.23 Perpetual License Agreement, dated as of February 19, 1992, by and between MacGregor Sports Products, Inc. and Aurora (incorporated by reference from Exhibit 10.23 to the Company's Report on Form 10-K for the year ended
           1991).

  10.24    Trademark  Maintenance Agreement,  dated as  of February
           19, 1992, by and between MacMark Corporation, Equilink Licensing Corporation, and Aurora (incorporated by reference from Exhibit 10.24 to the Company's Report on Form 10-K for the year ended 1991).

  10.25 Trademark Maintenance Agreement, dated as of February 19, 1992, by and between MacGregor Sports Products, Inc. and Aurora (incorporated by reference from Exhibit 10.25 to the Company's Report on Form 10-K for the year ended
           1991).

  10.26 Trademark Security Agreement, dated as of February 19, 1992, by and between MacGregor Sports Products, Inc. and Aurora (incorporated by reference from Exhibit 10.26 to the Company's Report on Form 10-K for the year ended
           1991).

  10.27 Amendment No. 1 to Perpetual License Agreement and Trademark Maintenance Agreement dated as of November 1, 1992, by and between MacMark Corporation, Equilink Licensing Corporation and the Company (incorporated by reference from Exhibit 10.24 to the Company's Report on Form 10-K for the year ended 1992).

  10.28 Amendment No. 1 to Perpetual License Agreement and Trademark Maintenance Agreement dated as of November 1, 1992, by and between MacGregor Sports Products, Inc. and the Company (incorporated by reference from Exhibit
           10.25 to the Company's Report on Form 10-K for the year ended 1992).

  10.29 Assignment and Assumption Agreement, dated to be effective as of February 28, 1992, by and between Aurora and the Company (incorporated by reference from Exhibit
           10.27 to the Company's Report on Form 10-K for the year ended 1991).

  10.30 Amendment No. 1 to AMF Licensing Agreement (incorporated by reference from Exhibit 10 to the Company's Report on Form 10-Q for the quarter ended January 1, 1999).

  10.31 Amended Lease Agreement entered into between the Company and ACQUIPORT DFWIP, Inc., dated as of July 13, 1998 (incorporated by reference from Exhibit 10 to the Company's Report on Form 10-Q filed on August 14, 1998).

  10.32 Lease, dated July 28, 1989, by and between Merit Investment Partners, L.P. and the Company (incorporated by reference from Exhibit 10.14 to the Company's Registration Statement on Form S-1 (Registration No. 33-39218)).

  10.33 Industrial Lease Agreement, dated April 25, 1994, by and between the Company and Centre Development Co.
           (incorporated by reference from Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended June 30, 1994).

  10.33.1 Amendment to Industrial Lease Agreement, dated July 8, 1994, by and between the Company and Centre Development Co. (incorporated by reference from Exhibit 10.19.1 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1994).

  10.34 Lease, dated December 2, 1991, by and between Injans Investments and the Company (incorporated by reference from Exhibit 10.20 to the Company's Report on Form 10-K for the year ended December 31, 1991).

  10.34.1 First Amendment to Standard Industrial Lease dated September 12, 1996 by and between Injans Investments and the Company (incorporated by reference from Exhibit
           10.23.1 to the Company's Report on Form 10-K for the year ended November 1, 1996).

  Exhibit
  Nbr.                      Description of Exhibit



  10.35 License Agreement, dated as of September 23, 1991, by and between Proacq Corp. and the Company (incorporated by reference from Exhibit 10.17 to the Company's Report on Form 10-K for the year ended 1991).

  10.36 Sport Supply Group Employees' Savings Plan dated June 1, 1993 (incorporated by reference from Exhibit 10.27 to the Company's Report on Form 10-K for the year ended
           1993).

  10.37 Management Services Agreement dated July 1, 1997 to be effective as of March 7, 1997 by and between the Company and Emerson (incorporated by reference from Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended August 1, 1997).

  10.37.1 Letter Agreement dated October 18, 1997 amending the Management Services Agreement (incorporated by reference from Exhibit 10.31.1 to the Company's Report on Form 10-K for the year ended September 26, 1997).

  10.38 Credit Agreement dated April 26, 1999 by and between the Company and Comerica Bank (incorporated by reference from Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended April 2, 1999).

  10.39 Lease Agreement by and between Athletic Training Equipment Company, Inc. and The Northwestern Mutual Life Insurance Company, dated January 29, 1999 (incorporated by reference from Exhibit 10.4 to the Company's Report on Form 10-Q for the quarter ended April 2, 1999).

  21 (*)   Subsidiaries of the Registrant

  23.1 (*) Consent of Independent Auditors.

  27.1 (*) Financial Data Schedule.

  99 Pledge and Security Agreement, dated December 10, 1996 by Emerson in favor of Congress Financial Corporation (incorporated by reference from Exhibit 99 to the Company's Report on Form 8-K filed on December 12, 1996.

  ( * )    Filed Herewith