Form 10-Q
period 1999-12-31
SPORT SUPPLY GROUP INC
filed 2000-02-11
CIK 872855

SECURITIES AND EXCHANGE COMMISSION
		                     Washington, D.C. 20549

                      			    FORM 10-Q
(Mark One)

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 1999.

       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from            to          .

            		 Commission File Number 1-10704

             		    Sport Supply Group, Inc.
    	(Exact name of registrant as specified in its charter)

      Delaware                        75-2241783
(State or other jurisdiction of       (I.R.S. Employer
incorporation or organization)         Identification No.)

1901 Diplomat Drive, Farmers Branch, Texas    75234 - 8914
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:  (972) 484-9484

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

Indicated below is the number of shares outstanding of each class of the registrant's common stock as of February 10, 2000.

Title of Each Class of Common Stock        Number Outstanding

Common Stock, $0.01 par value               7,267,108 shares


PART I. FINANCIAL INFORMATION


Item 1. Financial Statements.

                                             Page

Index to Consolidated Financial Statements    3
Consolidated Balance Sheets                   4
Consolidated Statements of Operations         5
Consolidated Statements of Cash Flows         6

SPORT  SUPPLY  GROUP,  INC.  AND  SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEETS
(UNAUDITED)
						December 31,    October 1,
						  1999            1999
CURRENT ASSETS :
Cash and equivalents                            $  706,873       $   201,911
Accounts receivable:
Trade, less allowance for doubtful accounts
Of $683,000 at Dec. 31, 1999 and $465,000
at Oct. 1, 1999                                 17,659,786        22,926,169
Other                                              939,620           975,956
Inventories, net                                25,852,297        18,509,262
Other current assets                             1,003,326           911,972
Income tax receivable                            1,166,128              0
Deferred tax assets                              1,779,883         1,062,188
Total current assets                            49,107,913        44,587,458

DEFERRED CATALOG EXPENSES                        2,292,216         2,078,262

PROPERTY, PLANT AND EQUIPMENT :
Land                                                 8,663             8,663
Buildings                                        1,605,102         1,605,102
Computer Equipment & Software                   10,819,037        10,038,530
Machinery and equipment                          4,001,583         3,994,706
Furniture and fixtures                           3,563,906         3,484,311
Leasehold improvements                           2,376,999         2,368,439
						22,375,290        21,499,751
Less -- Accumulated depreciation
and amortization                                (9,415,756)       (8,889,925)
						12,959,534        12,609,826

DEFERRED TAX ASSETS                              2,101,239         2,101,239

COST IN EXCESS OF TANGIBLE NET ASSETS ACQUIRED,
less accumulated amortization of $1,501,000 at
Dec. 31, 1999 and $1,464,000 at Oct. 1, 1999     8,207,046         7,937,809

TRADEMARKS, less accumulated amortization of
$1,390,000 at Dec. 31, 1999 and $1,339,000 at
Oct. 1, 1999                                     3,072,179         3,079,010

OTHER ASSETS, less accumulated amortization
of $1,080,000 at Dec. 31, 1999 and $1,058,000
at Oct. 1, 1999                                    889,231           855,375

						78,629,358       $73,248,979

CURRENT LIABILITIES :
Accounts payable                               $10,468,943        $7,975,509
Other accrued liabilities                        2,074,802         2,328,549
Notes payable and capital lease obligations,
current portion                                  2,639,996         2,410,839
Total current liabilities                       15,183,741        12,714,897

NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS,
net of current portion                          22,539,188        18,425,925

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
Preferred stock, par value $0.01, 100,000 shares
authorized, no shares outstanding                      -              -
Common stock, par value $0.01, 20,000,000 shares
authorized, 9,340,390 and 9,333,241 shares issued
at Dec. 31, 1999 and Oct. 1, 1999,  7,259,959 and
7,273,899 shares outstanding at Dec. 31,1999 and
Oct. 1, 1999                                        93,404            93,332
Additional paid-in capital                      59,734,085        59,743,384
Accumulated deficit                             (1,229,635)         (122,207)
Treasury stock, at cost, 2,073,282 shares at
Dec. 31, 1999 and 2,059,342 at Oct. 1, 1999    (17,691,425)      (17,606,352)
						40,906,429        42,108,157
					       $78,629,358       $73,248,979

The accompanying notes are an integral part of these financial statements.

	            SPORT  SUPPLY  GROUP,  INC.  AND  SUBSIDIARIES
		              CONSOLIDATED  STATEMENTS  OF  OPERATIONS
			                         (UNAUDITED)
				                           --- For The Three Months Ended ---
				                          December 31, 1999     January 1,1999
Net revenues                  $19,034,922           $14,870,139

Cost of sales                  12,694,846             9,791,221

Gross profit                    6,340,076             5,078,918

Selling, general and
administrative expenses         7,669,640             5,830,119

Operating loss                 (1,329,564)             (751,201)

Interest expense                 (413,959)             (165,532)

Other income (expense), net        (6,000)               18,323

Loss before income taxes        (1,749,523)            (898,410)

Benefit from income taxes          642,095              338,307

Net loss                       $(1,107,428)           $(560,103)

Basic and diluted loss
per common share:

Net loss - basic                  $(0.15)               $(0.07)

Net loss - diluted                $(0.15)               $(0.07)

WEIGHTED AVERAGE NUMBER OF:
COMMON SHARES OUTSTANDING -
BASIC                           7,269,920             7,607,279

COMMON AND COMMON EQUIVALENT
SHARES OUTTSTANDING - DILUTED   7,269,920             7,607,279

The accompanying notes are an integral part of these financial statements.


      	      SPORT  SUPPLY  GROUP,  INC.  AND  SUBSIDIARIES
		             CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
				                         UNAUDITED
							                                             ---     For The Three Months Ended  ---
							                                                   December 31, 1999    January 1,1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                  $(1,107,428)         $(560,103)
Adjustments to reconcile net earnings (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization                                 677,642            396,426
Provision for (recovery of) allowances for accounts
receivable                                                     95,168           (126,919)
Changes in assets and liabilities:
(Increase) decrease in accounts receivable                  5,954,683          5,361,021
(Increase) decrease in inventories                         (6,565,224)        (7,183,070)
(Increase) decrease in deferred catalog expenses
and other current assets                                     (305,308)          (229,684)
Increase (decrease) in accounts payables                    1,759,671          1,339,402
Increase (decrease) in income tax receivable               (1,166,128)              -
(Increase) decrease in deferred tax assets                   (717,695)          (313,681)
Increase (decrease) in accrued liabilities                   (359,576)          (665,728)

(Increase) decrease in other assets                           (52,230)            (155)
Other                                                            -                (3,012)

Net cash used in operating activites                       (1,786,425)        (1,985,503)


CASH FLOWS FROM INVESTING ACTIVITIES :
Acquisitions of property, plant & equipment                  (827,640)        (1,269,025)
Payments for acquisitions, net of cash acquired              (854,093)             -
Proceeds from sale of investments                                -                 2,160

Net cash used in investing activities                      (1,681,733)        (1,266,865)


CASH FLOWS FROM FINANCING ACTIVITIES :
Proceeds from issuances of notes payable                    4,504,930          5,954,862
Payments of notes payable and capital lease
obligations                                                  (437,510)          (694,000)
Proceeds from common stock issuances                           39,295             34,119
Purchase of treasury stock                                   (133,595)        (2,663,958)

Net cash used in financing activities                       3,973,120          2,631,023

NET CHANGE IN CASH AND EQUIVALENTS                            504,962           (621,345)

Cash and equivalents, beginning of period                     201,911          1,035,466

Cash and equivalents, end of period                          $706,873           $414,121



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :

Cash paid during the period for interest                     $270,417           $113,322

Cash paid during the period for income taxes               $1,308,878      $        -

The accompanying notes are an integral part of these financial statements.

		            SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
		            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			                  December 31, 1999

Basis of Presentation

These consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of Sport Supply Group, Inc.'s (the "Company" or "SSG") consolidated financial position as of December 31, 1999 and the results of its operations for the three month periods ended December 31, 1999 and January 1, 1999.

The consolidated financial statements include the accounts of SSG and its wholly owned subsidiaries, Athletic Training Equipment Company, Inc., a Delaware corporation and Conlin Bros., Inc., a California corporation.
All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements also include estimates and assumptions made by management that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses, provisions for and the disclosure of contingent assets and liabilities. Actual results could materially differ from those estimates.

Certain financial information for fiscal 1999 has been reclassified to conform to fiscal 2000 presentation.

Note 1 - Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for items manufactured by the Company and weighted-average cost for items purchased for resale. As of December 31, 1999 and October 1, 1999, inventories consisted of the following:

			                          December 31,      October 1,
				                            1999             1999

Raw Materials                 $ 4,142,699        $ 3,209,581
Work-in-progress                  578,471            435,904
Finished and purchased goods   22,303,646         15,928,680
			                            27,024,816         19,574,165
Less inventory allowance for
obsolete or slow moving items (1,172,519)         (1,064,903)

                     		      $25,852,297         $18,509,262

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

                            				For the Three Months Ended
			                            	December 31,   October 31,
				                             	1999           1999

Options outstanding - beginning
   of period                     1,087,799       1,040,573
Options granted                     25,000         182,300
Options exercised                   (5,000)        (71,887)
Options forfeited                  (19,500)         (1,425)
Options outstanding - end
   of period                     1,088,299       1,087,799
Weighted average prices            $ 7.685          $7.695


					Stock Options        Stock Options
					Outstanding          Exercisable
				   Wtd. Avg.          Wtd. Avg.            Wtd. Avg.
				   Remaining          Exercise             Exercise
Range of Exercise Prices  Shares    Life       Price      Shares  Price

$6.13 - $9.44             1,088,299  5.7 yrs.  $7.685    532,379  $7.31

As of December 31, 1999 there were 100,000 non-qualified options outstanding that were issued outside the plan. Such options have an exercise price of $6.88 per share.

Note 3 - Notes Payable and Capital Lease Obligations

As of December 31, 1999 and October 1, 1999, notes payable and capital lease obligations consisted of the following:


						December 31     October 1,
						1999            1999

Note payable under revolving line of
credit, interest at prime minus 1/2%
(8.00% Dec. 31, 1999 and 7.75% at
Oct. 1, 1999), or LIBOR plus
1-1/4% (6.5175%, 6.955% at Dec. 31,
1999 and 6.52%, 6.96%, 6.44% and
7.13% at Oct 1, 1999) due April 26,
2002, collateralized by substantially
all assets                                    $ 15,558,212    $ 11,044,264

Term loan, interest at LIBOR plus
1-1/4% (6.5175%, 6.955% at Dec. 31,
1999 and 6.52%, 6.96%, 6.44% and 7.13%
at Oct 1, 1999), payable in monthly
installments plus accrued interest of
$166,667 through April 26, 2002,
collateralized by substantially all assets       8,666,667       9,000,000

Promissory note, interest at 7.75%, payable
in monthly installments of $29,167 plus
accrued interest through February 2001             408,333         466,667

Promissory note, interest at 5%, payable
in monthly installments of $22,916 plus
accrued interest through October 2000              229,167            -

Capital lease obligation, interest at
9.0%, payable in annual installments
of principal and interest totaling
$55,000 through August 2005                        230,311         230,311

Other                                               86,494          95,522

Total                                         $ 25,179,184      20,836,764

Less - current portion                          (2,639,996)     (2,410,839)

Long-term notes payable and capital lease
obligations, net                               $22,539,188     $18,425,925


The Company has a senior secured credit facility to finance its working capital requirements. The Company's ability to borrow funds under its revolving credit facility is based upon certain percentages of eligible trade accounts receivable and eligible inventories. The Credit Agreement ("Agreement") governing the credit facility includes a revolving line of credit of up to $30 million and a term loan of $10 million with a maturity date of April 26, 2002. The Agreement contains financial and net worth covenants in addition to limits on capital expenditures. As of December 31, 1999, the Company was in compliance with the covenants in its senior credit facility.

Amounts outstanding under the senior credit facility are collateralized by substantially all assets of the Company. As of December 31, 1999, the Company had the option of electing the revolving credit facility, and the term loan, to bear interest at either of: (i.) prevailing LIBOR rate plus 1-1/4% (6.5175%, 6.955%), at December 31, 1999) or (ii.) lender's prime rate minus 1/2% (8.00% at December 31, 1999). Historically, the Company has elected the lower of the interest rates available under the facility.

As of December 31, 1999, the Company had borrowings of approximately $15.5 million outstanding under the senior credit facility, and approximately $688,000 of letters of credit outstanding for foreign purchases of inventory.

Note 4 - Capital Structure

As of December 31, 1999, the Company's issued and outstanding capital stock consisted solely of common stock. The Company has approximately 1,088,000 options outstanding under the stock option plan with exercise prices ranging from $6.13 to $9.44, approximately 100,000 options issued outside the plan with an exercise price of $6.88, and 1,000,000 warrants outstanding with an exercise price of $7.50. If the options and warrants were exercised, all holders would have rights similar to common shareholders.

Note 5 - Net Earnings (Loss) Per Common Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities to issue common stock were exercised into common stock.

The following table sets forth the computation of basic and diluted earnings per share:

			                              For the Three Months Ended
                          				  December 31,            January 1,
                                1999                    1999
Numerator:
Net loss                        ($1,107,428)            $(560,103)

Denominator:

Weighted average common shares
outstanding - basic and diluted   7,269,920             7,607,279

Per Share Calculations:

Net loss - basic and diluted     $(0.15)                 $(0.07)

The weighted average common shares outstanding - diluted computation for the three months ended December 31, 1999 and January 1, 1999 exclude 1,193,299 and 963,411 employee stock options, respectively, because this impact would be anti-dilutive.

Note 6 - Acquisitions

During October 1999, the Company acquired certain assets of LAKCO, Inc.
and Spaulding, Inc., both distributors of sporting goods equipment to the institutional market. The purchase price for these acquisitions consisted of cash and the assumption of certain liabilities. The Company has accounted for these acquisitions using the purchase method and, as such, its results of operations are combined with the Company's results of operations subsequent to the acquisition date.

No proforma information for the above acquisitions is presented herein because the proforma information, individually and in aggregate, would not materially differ from actual results.

Note 7 - Recently Announced Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Investments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters in fiscal years beginning after June 15, 2000. SFAS 133 established accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. Application of this accounting standard is not expected to have a material impact on the Company's consolidated financial position, results of operations or liquidity.

In December 1999, the Securities and Exchange Commission (SEC) issued
Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 explains how the SEC staff applies by analogy the existing rules on revenue recognition to other transactions not covered by such rules. SAB 101 provides that if registrants have not historically applied the accounting in SAB 101 they should implement the SAB and report a change in accounting principle no later than the first fiscal quarter beginning after December 15, 1999. The Company is currently evaluating the impact of SAB 101, although application of this accounting standard is not expected to have a material impact on the Company's consolidated financial position, results of operation or liquidity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company's working capital increased approximately $2.0 million during the fiscal quarter ended December 31, 1999, from $31.9 million at October 1, 1999 to $33.9 million at December 31, 1999. The increase in working capital is primarily a result of a $7.3 million increase in inventory associated with the seasonality of the Company's business and the acquisitions of LAKCO and Spaulding in October 1999. This increase was partially offset by a $5.3 million decrease in trade receivables due to lower revenues generated in the first fiscal quarter of 2000 as compared to the fourth fiscal quarter of 1999. The lower revenues are a result of the seasonality of the Company's business.

As of December 31, 1999, the Company had total borrowings under its senior credit facility of approximately $24.2 million. This balance included a term loan of $8.7 million and a revolver balance (including open letters of credit) of $15.5 million. The term loan is payable in monthly installments of $167,000 principal plus accrued interest. The term loan becomes due in full on April 26, 2002. The net increase of approximately $4.2 million in borrowings under the senior credit facility compared to October 1, 1999 is a result of: (i.) cash payments for the LAKCO and Spaulding acquisitions, and (ii.) increased working capital needs.

The Company believes it will satisfy its short-term and long-term liquidity needs from borrowings under its senior credit facility and cash flows from operations.

On May 28, 1997, the Company's Board of Directors approved the repurchase of up to 1,000,000 shares of its issued and outstanding common stock in the open market and/or privately negotiated transactions On October 28, 1998, the Company's Board of Directors approved a second repurchase program of up to an additional 1,000,000 shares of its issued and outstanding common stock in the open market and/or privately negotiated transactions. As of December 31, 1999, the Company had repurchased approximately 1,328,000 shares of its issued and outstanding common stock in the open market and privately negotiated transactions. Any future purchases will be subject to price and availability of shares, working capital availability and any alternative capital spending programs of the Company. The Company does not currently have any material commitments for capital expenditures.

Results of Operations

Net Revenues. Net revenues increased approximately $4.2 million (28.0%) for the three-month period ended December 31, 1999 as compared to the same period ended January 1, 1999. This increase in net revenues reflects increases in revenues associated primarily with the Company's team dealers, fund raising product sales and in-school and out-of-school sales increases. The Company expects to continue to experience an increase in sales as a result of acquired team dealers and an increased number of sales representatives.

Gross Profit. Gross profit increased approximately $1,261,158 (24.83%) for the fiscal 2000 first quarter as compared to the same period in fiscal 1999. As a percentage of net revenues, gross profit decreased from 34.2% to 33.3% for the same fiscal three-month period. This decrease was primarily related to increased fund raising product sales and team dealer sales, as such revenues have lower margins. The Company expects to continue to experience a lower gross profit as a percentage of net revenue as compared to the previous year due to expected increases in sales in fund raising products and team dealer sales.

Selling, General and Administrative Expenses. Operating expenses increased approximately $1.8 million (31.55%) for the fiscal 2000 first quarter as compared to the same period in fiscal 1999. As a percentage of net revenues, operating expenses increased from 39.2% to 40.3% for the same fiscal three-month period. The increase in operating expenses is primarily a result of the following:

(i.) An increase in payroll costs associated with the additional employees hired from January 1, 1999 to December 31, 1999. The number of employees increased by approximately 100 full-time employees.

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

(iv.)   An increase in depreciation and amortization expense.  This is primarily the result of hardware and software acquisitions related to the Company's successful Year 2000 compliant SAP/AS400 ERP information system implementation and Internet technology.

The Company expects that its operating expenses will continue to be higher in fiscal 2000 as compared to fiscal 1999 as a result of the foregoing factors.

Operating Loss. Operating loss increased approximately $578,000 (77.0%) for the fiscal 2000 first quarter as compared to the same period in the fiscal 1999 first quarter. This reflects the impact of the increase in operating expenses as discussed above, partially offset by the increase in gross profit dollars.

Interest Expense. Interest expense increased approximately $248,000 (150.1%) for the fiscal 2000 first quarter as compared to the same period in fiscal 1999. The increase in interest expense resulted from overall higher levels of borrowings. See Item 2 "Liquidity and Capital Resources". The higher borrowing levels are a result of the: (i.) cash payments for the acquisitions; (ii.) stock repurchased under the Company's stock buyback program; (iii.) cash paid for the Year 2000 project, SAP/AS400
ERP system implementation and Internet technology development; and (iv.) funding the growth of receivables and inventories. Interest expense in fiscal year 2000 is expected to continue to be above interest expense in fiscal year 1999 as the Company experiences the full twelve-month impact of increased borrowing levels.

Other Income (Expense), Net. Other income (expense) decreased approximately $24,000 for the fiscal 2000 first quarter as compared to the same period in fiscal 1999.

Benefit for Income Taxes. The benefit from income taxes increased approximately $304,000 for the fiscal 2000 first quarter as compared to the same period in fiscal 1999. The Company's effective tax rate decreased from 37.7% to 36.7% for the same comparative time period.

Net Earnings (Loss). Net loss increased approximately $547,000, for the fiscal 2000 first quarter as compared to the same period in fiscal 1999 first quarter. Net loss per share increased from $(0.07) to $(0.15) for the same comparative time period. The weighted average shares outstanding decreased by approximately 4.4% for the same comparative time period.

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

Future trends for revenues and profitability remain difficult to predict. The Company continues to face many risks and uncertainties, including: general and specific market economic conditions, reduced sales to the United States Government due to a reduction in Government spending, risk of nonpayment of accounts receivable, competitive factors, foreign supplier related issues, and litigation risks.

The general economic condition in the U.S. could affect a number of issues, including pricing on raw materials such as metals and other commodities used in the manufacturing of certain products as well as finished goods and interest rates. Any material price increases to the customer could have an adverse effect on revenues and any price increases from vendors could have an adverse effect on the Company's costs. In addition, any material increase in interest rates could materially increase interest expense assuming the Company's borrowing levels remain constant or increase.

Approximately 7% of the Company's fiscal year 1999 sales where made to the U.S. Government, a majority of which were made to military installations. Anticipated reductions in U.S. Government spending could reduce funds available to various government customers for sports related equipment, which could adversely affect the Company's results of operations.

The Company ships approximately 80% of its products using two freight carriers. A strike by either of these carriers could adversely affect the Company's results of operations due to not being able to deliver its products in a timely manner and using other more expensive freight carriers. Although the Company has analyzed the cost benefit effect of using other carriers, the Company continues to use these two carriers.

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

Although the Company intends to vigorously defend itself in the legal proceedings described in "Part II. Other Information, Item 1. - Legal Proceedings", an adverse outcome in such proceedings (such as a termination of the MacGregor License Agreement) could have a material adverse effect on the Company's results of operations and its financial position.

On December 7, 1999, the Company's Board of Directors retained PaineWebber, Inc. to explore strategic alternatives after the Company was notified that Oaktree Capital Management was not exercising its option to acquire the Company's common stock held by Emerson Radio Corp. under a letter of intent previously reported in August 1999. Emerson Radio, who beneficially owns approximately 40% of the Company's issued and outstanding common stock, has indicated that it agrees with the decision of the Company to explore alternatives. No assurance can be made that any transaction or strategic alternative will be consummated by the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes from items disclosed in Form 10-K for the year ended October 1, 1999.

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

On September 29, 1997, the Company terminated Mr. Eugene Davis as Vice Chairman and a Consultant and requested that Mr. Davis resign as a director of the Company. On September 30, 1997, the Company filed a complaint in the United States District Court for the Northern District of Texas, Dallas Division, seeking a declaration as to the existence of an alleged consulting agreement and as to the Company's continuing obligations to make payments to Mr. Davis. Thereafter, Mr. Davis filed a complaint in the Law Division of the Superior Court of New Jersey against the Company for breach of an alleged consulting agreement and against certain officers of the Company for tortious interference with contractual relationships. The Company intends to vigorously defend itself and the individual defendants against Mr. Davis' complaint.

On June 18, 1999 the Company filed a lawsuit for declaratory relief in the United States District Court for the Northern District of Texas against MacMark Corporation ("MacMark") and Equilink Licensing Corp., both of which are controlled by Riddell Sports, Inc. Subsequently, the Company added
Riddell Sports Corp. as a defendant. The lawsuit arises out of a notice delivered by MacMark purportedly terminating the Company's rights under its license to use the MacGregor(r) trademark. The license is perpetual and royalty free subject to certain limited termination rights. MacMark stated in its notice that it considers there to be continuing and material breaches of the license agreement and that such breaches are incurable, all of which the Company disputes. Because the Company has converted a substantial portion of its products to the MacGregor brand, termination of the license agreement could have a material adverse effect on the Company's results of operations and its financial position. The Company believes MacMark has no reasonable basis to terminate this license agreement. The Company intends to vigorously protect its rights under the license agreement and pursue any other rights available against any and all parties, including the Company's right to prevent any tortious interference with its business relationships.

Item 2. Changes in Securities

	(a)     Not applicable.

	(b)     Not applicable.

Item 3. Defaults Upon Senior Securities

	(a)     Not applicable.

	(b)     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

	Not applicable

Item 5. Other Information

	Not applicable


Item 6. Exhibits and Reports on Form 8-K

Exhibit
 Nbr.                          Description of Exhibit


(a)(1)
Exhibit 3.1     Amended and Restated Certificate of Incorporation of the
       	        Company (incorporated by reference from Exhibit 4.1 to the
	               Company's Registration Statement on Form S-8 (Registration No. 33-80028)).

(a)(1)
Exhibit 3.1.1   Certificate of Amendment of Amended and Restated Certificate
	               of Incorporation to the Company (incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 33-80028)).

(a)(3)
Exhibit 3.2 Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Company's Report on Form
	               10-K for the year ended November 1, 1996).

(a)(4)
Exhibit 4.1 Specimen of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-39218)).

(a)(5)
Exhibit 10.1(*) Amendment No. 2 to License Agreement and Trademark
                Maintenance Agreement between MacMark Corporation, Equilink Licensing Corporation, and Sport Supply Group, Inc., dated October 8, 1998.

(a)(6)
Exhibit 27(*)   Financial Data Schedule.

(b) A report on Form 8-K was filed with the Securities and Exchange Commission on December 13, 1999 to report its engagement of PaineWebber Incorporated.

(*)  =        Filed Herewith


                        			  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 11, 2000

                          				SPORT SUPPLY GROUP, INC.


                          				By: /s/ John P. Walker
				                              John P. Walker
				                              President

                            		By: /s/ Robert K. Mitchell
				                              Robert K. Mitchell
				                              Chief Financial Officer