Form 10-Q
period 2000-03-31
SPORT SUPPLY GROUP INC
filed 2000-05-15
CIK 872855

SECURITIES AND EXCHANGE COMMISSION
     Washington, D.C. 20549

 (Mark One)

[x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2000.

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

     Indicated below is the number of shares outstanding of each class of the registrant's common stock as of May 12, 2000.

Title of Each Class of Common Stock             Number Outstanding
Common Stock, $0.01 par value                   7,275,558 shares


PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements.


Index to Consolidated Financial Statements
                                                     Page
Consolidated Balance Sheets (Unaudited)                3
Consolidated Statements of Operations (Unaudited)      4
Consolidated Statements of Cash Flows (Unaudited)      5
Notes to Consolidated Financial Statements (Unaudited) 6

               SPORT  SUPPLY  GROUP,  INC.  AND  SUBSIDIARIES
                         CONSOLIDATED  BALANCE  SHEETS
                               (UNAUDITED)

                                        March 31,      October 1,
                                        2000           1999
CURRENT ASSETS :
Cash and equivalents                    $351,512       $ 201,911
Accounts receivable:
Trade, less allowance for doubtful
accounts of $724,000 at Mar. 31, 2000
and $465,000 at Oct. 1, 1999           22,173,935      22,926,169

Other                                     992,350         975,956

Inventories, net                        23,500,756     18,509,262

Other current assets                     1,052,763        911,972

Income tax receivable                    1,354,940           0
Deferred tax assets                      1,062,188       1,062,188
Total current assets                    50,488,444      44,587,458


DEFERRED CATALOG EXPENSES                3,080,745       2,078,262

PROPERTY, PLANT AND EQUIPMENT :

Land                                         8,663           8,663

Buildings                                1,605,102       1,605,102
Computer equipment and software         11,310,853      10,038,530
Machinery and equipment                 6,298,024        6,192,272

Furniture and fixtures                  1,478,573        1,286,745

Leasehold improvements                  2,386,467        2,368,439

                                       23,087,682       21,499,751

Less -- Accumulated depreciation
and amortization                       (9,975,884)      (8,889,925)

                                       13,111,798       12,609,826


DEFERRED TAX ASSETS                     2,101,239        2,101,239


COST IN EXCESS OF TANGIBLE NET ASSETS
ACQUIRED, less accumulated amortization
Of $1,572,000 at March 31, 2000 and
$1,464,000 at October 1, 1999           7,817,755        7,937,809

TRADEMARKS, less accumulated
amortization of $1,442,000 at March 31,
2000 and $1,339,000 at October 1, 1999  3,137,774        3,079,010

OTHER ASSETS, less accumulated
amortization of $400,000 at March 31,
2000 and $1,058,000 at October 1, 1999    908,666          855,375

                                      $80,646,421      $73,248,979

CURRENT LIABILITIES :
Accounts payable                      $10,364,974      $ 7,975,509
Other accrued liabilitie                2,806,793        2,328,549
Notes payable and capital lease
obligations, current portion           25,277,838        2,410,839
Total current liabilities              38,449,605       12,714,897

NOTES PAYABLE AND CAPITAL LEASE
OBLIGATIONS, net of current portion       252,116       18,425,925

STOCKHOLDERS' EQUITY :
Preferred stock, par value $0.01,
100,000 shares authorized, no shares
outstanding                                  -         -

Common stock, par value $0.01,
20,000,000 shares authorized,
9,344,194 and 9,333,241 shares
issued at Mar. 31, 2000 and Oct. 1,
1999, 7,269,412 and
7,273,899 shares outstanding at Mar. 31,
2000 and Oct. 1, 1999                       93,442          93,332

Additional paid-in capital              59,756,275      59,743,384

Accumulated deficit                       (203,000)       (122,207)
Treasury stock, at cost, 2,074,782
shares at Mar. 31, 2000 and 2,059,342
at Oct. 1, 2000                        (17,702,017)    (17,606,352)
                                        41,944,700      42,108,157
                                       $80,646,421     $73,248,979

The accompanying notes are an integral part of these financial statements.


               SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                            (UNAUDITED)

                    Three Months   Six Months      Three Months    Six Months Ended Ended
                    Ended          Ended           Ended           Ended
                    March 31, 2000 March 31, 2000  April 2, 1999   April 2, 1999

Net revenues         $34,793,725  $53,828,647  $35,476,066         $50,346,205

Cost of sales         23,279,931   35,974,778    23,336,655         33,127,875
Gross profit          11,513,794   17,853,869    12,139,411         17,218,330

Selling, general
  and administrative
  expenses             8,798,614   16,468,254     6,967,580         12,797,700

Nonrecurring charges     605,000      605,000         0                 0

Earnings before
provision for
income taxes           2,110,180      780,615     5,171,831         4,420,630

Interest expense        (518,418)    (932,391)   (334,298)           (499,830)

Other income, net          7,891        1,904      12,350              30,673

Earnings before provision
for income taxes       1,599,653     (149,872)   4,849,883          3,951,473

Provision for income
taxes                    572,893      (69,203)   1,830,205          1,491,898

Net earnings (loss)   $1,026,760     $(80,669)  $3,019,678         $2,459,575

Earnings (loss):

Net earnings (loss)
 - basic                 $0.14         $(0.01)     $0.41             $0.33

Net earnings (loss)
- diluted                $0.14         $(0.01)     $0.39             $0.32

Weighted average
number of common
shares outstanding
-basic                 7,270,179     7,274,702     7,387,852       7,486,263

Weighted average
number of common
shares outstanding
- diluted              7,272,706     7,274,702     7,748,331      7,637,795



         SPORT  SUPPLY  GROUP,  INC.  AND  SUBSIDIARIES
            CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                       (UNAUDITED)
                                        --- For The Six Months Ended  --
                                     March 31, 2000    April 2, 1999
CASH FLOWS FROM OPERATING ACTIVITIES :

Net earnigns (loss)                         $(80,669)       $2,459,575
Adjustments to reconcile net
earnings (loss) to net cash provided
by (used in) operating activities:
Depreciation and amortization              1,389,927           837,262
Provision for (recovery of) allowances
   for accounts receivable                   243,448           (31,185)
Changes in assets and liabilities:
   (Increase) decrease in accounts
    receivable                             1,239,523        (3,997,044)
   (Increase) decrease in inventories     (4,213,683)       (5,180,694)
   (Increase) decrease in deferred
    catalog expenses and other
    current assets                        (1,143,274)         (277,766)
   Increase (decrease) in accounts
     payables                              1,655,579         2,789,688
   (Increase) decrease in income tax
     receivable                           (1,354,940)          -
   Increase (decrease) in accrued
     liabilities                             372,415            73,962

   (Increase) decrease in other assets       103,999             1,902

Net cash used in operating activites      (1,787,675)       (3,324,300)

CASH FLOWS FROM INVESTING ACTIVITIES :
   Acquisitions of property,
     plant & equipment                    (1,544,157)       (3,158,991)
   Payments for acquisitions, net of cash
      acquired                              (854,093)        (4,003,548)
   Proceeds from sale of investments            -                 2,160

   Net cash used in investing activities  (2,398,250)        (7,160,379)


CASH FLOWS FROM FINANCING ACTIVITIES :

   Proceeds from issuances of
      notes payable                        5,556,250         14,403,169
   Payments of notes payable
      and capital lease obligations       (1,138,060)          (822,778)
   Proceeds from common stock issuances       61,523            232,167
     Purchase of treasury stock             (144,187)        (3,306,464)

     Net cash provided by financing
        activities                         4,335,526         10,506,094

NET CHANGE IN CASH AND EQUIVALENTS           149,601             21,415

Cash and equivalents, beginning of period    201,911          1,035,466

Cash and equivalents, end of period         $351,512         $1,056,881


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :

Cash paid during the period for interest    $932,391          $397,225

Cash paid during the period for
  income taxes                            $1,373,501          $150,000

     The accompanying notes are an integral part of these financial statements.

           SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    March 31, 2000
                      (Unaudited)
Basis of Presentation

These consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of Sport Supply Group, Inc.'s (the "Company" or "SSG") consolidated financial position as of March 31, 2000 and the results of its operations for the three and six month periods ended March 31, 2000 and April 2, 1999.

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

Note 1 - Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for items manufactured by the Company and weighted-average cost for items purchased for resale. As of March 31, 2000 and October 1, 1999, inventories consisted of the following:

                                 March 31,      October 1,
                                   2000           1999

Raw materials                    $3,747,422     $3,209,581
Work-in-progress                    653,952        435,904
Finished and purchased goods     20,129,548     15,928,680
                                 24,530,922     19,574,165

Less inventory allowance for
obsolete or slow moving items    (1,030,166)    (1,064,903)

Inventories, net                $23,500,756    $18,509,262


Note 2 - Stockholders' Equity

     The Company maintains a stock option plan that provides up to 2,000,000 shares of common stock for awards of incentive and non-qualified stock options to directors and employees of the Company.
Under the stock option plan, the exercise price of options will not be less than: (i.) the fair market value of the common stock at the date of grant; or (ii.) 110% of the fair market value for incentive stock options granted to certain employees, as more fully described in the Amended and Restated Stock Option Plan. Options expire 10 years from the grant date, or five years from the grant date for incentive stock options granted to certain employees, or such earlier date as determined by the Board of Directors of the Company (or a Stock Option Committee comprised of members of the Board of Directors).

     The following table contains transactional data for the Company's stock option plan.

                             For The Six Months Ended
                             March 31,       April 2,
                               2000           1999

Options outstanding -
  beginning of period         1,087,799       860,286
Options granted                  44,375        13,750
Options exercised                (5,000)      (30,075)
Options forfeited               (29,975)         (250)
Options outstanding -
  end of period               1,097,199       843,711
Weighted average prices         $7.68          $7.34


                    Stock Options Outstanding     Stock Options
                    Wtd. Avg.         Wtd. Avg.   Exercisable
Range of            Remaining         Exercise            Exercise
Exercise Prices  Shares      Life     Price      Shares    Price

$6.13 - $9.44    1,097,199   5.7 yrs. $7.68      789,531   $7.28

As of March 31, 2000 there were 100,000 non-qualified options outstanding that were issued outside the plan. Such options have an exercise price of $6.88 per share and are scheduled to expire on May 5, 2001.

Note 3 - Notes Payable and Capital Lease Obligations

As of March 31, 2000 and October 1, 1999, notes payable and capital lease obligations consisted of the following:

                                                  March 31,     October 1,
                                                    2000         1999

Note payable under revolving line of credit,
Interest at prime minus 1/2% (8.50% at
Mar 31, 2000 and 7.75% at Oct 1, 1999),
or LIBOR plus 1-1/4% (6.5175%, 8.0575, and
7.84125%, at Mar 31, 2000 and 6.52%, 6.96%,
6.44% and 7.13% at Oct 1, 1999) due April 26,
2002, collateralized by substantially all assets. $  16,637,965   $11,044,264

Term loan, interest at LIBOR plus 1-1/4%
(6.5175%, 8.0575% and 7.84125% at Mar 31, 2000
and 6.52%, 6.96%, 6.44%, and 7.13% at Oct 1, 1999),
payable in monthly installments plus accrued interest
of $166,667 through April 26, 2002, collateralized
by substantially all assets.                          8,166,667     9,000,000

Promissory note, interest at 7.75%, payable in
monthly installments of $29,167 plus accrued interest
through February 2001.                                  254,215       466,667

Promissory note, interest at 5%, payable in monthly
installments of $22,916 plus accrued interest
through October 2000.                                   160,417        -

Capital lease obligation, interest at 9.0%,
payable in annual installments of principal and
interest totaling $55,000 through August 2005.          230,311      230,311

Other                                                    80,379       95,522
Total                                                25,529,954   20,836,764
Less - current portion                              (25,277,838)  (2,410,839)
Long-term notes payable and capital lease
obligations, net                                 $      252,116   18,425,925

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

The Agreement contains financial and net worth covenants in addition to limits on capital expenditures. As of March 31, 2000, the Company was in compliance with all the covenants in its senior credit facility except for the Fixed Charge Coverage Ratio. The Agreement requires a minimum Fixed Charge Coverage Ratio of 2.0 to 1.0. At March 31, 2000 this ratio, after non-recurring litigation charges, was 1.9 to 1.0. The Company received a waiver of this default from its senior lender and the senior lender continues to advance funds to the Company pursuant to the terms of the Agreement. The senior lender and the Company have agreed to negotiate appropriate modifications to the Agreement within the next thirty days to enable the Company to remain in compliance with the
Agreement.   Such amended agreement may include higher interest rates
that would result in higher interest expense in the future.
Nevertheless this violation has caused the amounts due under the Agreement to be classified as a current liability until an amended credit agreement is in place. Although the Company anticipates successfully entering into an amended credit agreement with the senior lender, there can be no assurance given that this will happen. If the Company is not successful in negotiating an amended credit agreement, the Company will be considered to be in default of the Agreement. The Company will then need to seek an alternative financing arrangement that may include terms and interest rates that are less favorable than the Company's current credit facility, although no assurance can be given that the Company will be able to obtain such financing.

Amounts outstanding under the senior credit facility are collateralized by substantially all assets of the Company. As of March 31, 2000, the Company had the option of electing the revolving credit facility and the term loan to bear interest at either of: (i.) prevailing LIBOR rate plus 1-1/4% (6.5175%, 7.84125% and 8.0575%), at March 31, 2000 or (ii.)
lender's prime rate minus 1/2% (8.50% at March 31, 2000). Historically, the Company has elected the lower of the interest rates available under the facility.

     As of March 31, 2000, the Company had borrowings of approximately $24.8 million outstanding under the senior credit facility, and no letters of credit outstanding for foreign purchases of inventory.

Note 4 - Capital Structure

As of March 31, 2000, the Company's issued and outstanding capital stock consisted solely of common stock. The Company has 1,097,199 options outstanding under the stock option plan with exercise prices ranging from $6.13 to $9.44, and 100,000 options issued outside the plan with an exercise price of $6.88, and 1,000,000 warrants outstanding with an exercise price of $7.50. If the options and warrants were exercised, all holders would have rights similar to common shareholders.

Note 5 -  Earnings (Loss) Per Common Share

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

     The following table sets forth the computation of basic and diluted earnings per share:

                           For the Three              For the Six
                           Months Ended               Months Ended
                           March 31,    April 2,      March 31,    April 2,
                           2000         1999          2000         1999

Numerator:
Net earnings (loss)        $1,026,760    $3,019,678    ($80,669)   $2,459,575

Denominator:
Weighted average common
shares - basic              7,270,179     7,387,852   7,274,702    7,486,263

Effect of dilutive securities:
Warrants                        0          177,202         0          67,200
Employee stock options          2,527      183,277         0          84,332

Adjusted average common
shares - diluted            7,272,706    7,748,331    7,274,702    7,637,795

Per Share Calculations:

Net earnings - basic          $0.14         $0.41      ( $0.01)       $0.33
Net earnings - diluted        $0.14         $0.39      ( $0.01)       $0.32

Securities excluded from
weighted average common
shares diluted because
their effect would be
 antidilutive               2,152,774        0        2,197,199       59,375

Note 6 - Acquisitions

     During October 1999, the Company acquired certain assets of LAKCO, Inc. (located in California) and Spaulding, Inc. (located in Arkansas), both distributors of sporting goods equipment to the institutional market. The purchase price for these acquisitions consisted of cash and the assumption of certain liabilities. Total consideration for these acquisitions was approximately $0.9 million. The Company has accounted for these acquisitions using the purchase method and, as such, their results of operations are combined with the Company's results of operations subsequent to the acquisition dates. The resulting cost in excess of tangible net assets acquired will be amortized on a straight-line basis over a period of 30 years.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Subsequent to March 31, 2000, the Company successfully negotiated the settlement of one material lawsuit and engaged in settlement discussions related to a second material lawsuit whereby the Company believes there is a reasonable likelihood of settlement. The Company's insurance carrier has denied coverage of these claims. Consequently, as of March
31, 2000, the Company recorded a non-recurring charge related to these claims in the amount of $605,000. This non-recurring charge reduced the Company's Fixed Charge Coverage Ratio to 1:9 to 1. The Credit Agreement governing the Company's credit facility requires a minimum Fixed Charge
Coverage Ratio of 2:1. Therefore, as of March 31, 2000 the Company was not in compliance with the Fixed Charge Coverage Ratio under its Credit
Agreement with its senior lender. Consequently, all amounts owed under the Credit Agreement are classified as current liabilities on the Consolidated Balance Sheet as of March 31, 2000. The Company believes this classification, as a current liability is a temporary situation.
The Company received a waiver of this default from its senior lender and anticipates entering into an amendment to the Credit Agreement in the near term. Refer to Note 3 to the Consolidated Financial Statements for further disclosure.

For purposes of simplifying the following discussion, Working Capital excludes the appropriate amounts due under the Credit Agreement that would otherwise be reported as long-term debt. The Company's working capital increased approximately $2.9 million during the six months ended
March 31, 2000, from $31.9 million at October 1, 1999 to $34.8 million at March 31, 2000. The increase in working capital is primarily a result of a $5.0 million increase in inventory associated with the seasonality of the Company's business and the acquisitions of LAKCO and Spaulding in October 1999. This increase was partially offset by a $2.4 million increase in trade payables.

As of March 31, 2000, the Company had total borrowings under its senior credit facility of approximately $24.8 million. This balance included a term loan of $8.2 million and a revolver balance of $16.6 million. The term loan is payable in monthly installments of $167,000 principal plus accrued interest. The term loan becomes due in full on April 26, 2002.

The net increase of approximately $4.8 million in borrowings under the senior credit facility compared to October 1, 1999 is a result of: (i.)
cash payments for the LAKCO and Spaulding acquisitions, and (ii.)
increased working capital needs.

So long as the Company successfully renegotiates the terms of the Credit
Agreement on a timely basis, the Company believes it will satisfy its short-term and long-term liquidity needs from borrowings under its senior credit facility and cash flows from operations. Although the Company anticipates successfully entering into an amended credit agreement with the senior lender, there can be no assurance given that this will happen. If the Company is not successful in negotiating an amended credit agreement, the Company will be considered to be in default of the credit agreement. The Company will then need to seek an alternative financing arrangement that may include terms and interest rates that are less favorable than the Company's current credit facility, although no assurance can be given that the Company will be able to obtain such financing.


On May 28, 1997, the Company's Board of Directors approved the repurchase of up to 1,000,000 shares of its issued and outstanding common stock in the open market and/or privately negotiated transactions. On October 28, 1998, the Company's Board of Directors approved a second repurchase program of up to an additional 1,000,000 shares of its issued and outstanding common stock in the open market and/or privately negotiated transactions. As of March 31, 2000, the Company had repurchased approximately 1,329,500 shares of its issued and outstanding common stock in the open market and privately negotiated transactions. Any future purchases will be subject to price and availability of shares, working capital availability and any alternative capital spending programs of the Company. The Company does not currently have any material commitments for capital expenditures.

Results of Operations

Net Revenues. Net revenues decreased approximately $682,000 (-1.92%) and increased $3.5 million (+6.92%) for the three and six month periods ended March 31, 2000 as compared to the same periods in fiscal 1999.
The decrease in net revenue for the three month comparable periods is primarily due to a higher level of backlog orders that have not been filled as of quarter-end. The increase in net revenues for the six-

month period reflects increases in revenues associated primarily with the Company's team dealers, fund raising product sales and in-school and out-of-school sales increases, partially offset by a higher level of backlog orders as of March 31, 2000. The backlog of orders as of March
31, 2000 was approximately $4.1 million as compared to approximately
$1.7 million on April 2, 1999. The increased level of backlog is due to customers ordering later in the quarter and an increase in orders for drop-shipped products. Drop-ship products are products, such as bleachers, that are shipped by third party vendors and typically require a longer lead-time. As a result of the increased backlog, the Company expects to recognize an increase in revenues for the quarter ended June
30, 2000 as compared to the quarter ended July 2, 1999.

Gross Profit. Gross profit decreased approximately $626,000 (5.2%) and increased approximately $636,000 (3.7%) for the three and six month periods as compared to the same periods in fiscal 1999. As a percentage of net revenues, gross profit decreased to 33.1% from 34.2% and to 33.2% from 34.2%for the three and six-month periods ended March 31, 2000 as compared to the same periods in fiscal 1999. The Company expects to experience a lower gross profit as a percentage of net revenue as compared to the previous year due to expected increases in bid- related, fund raising products and team dealer sales, as such revenues have lower margins.

Selling, General and Administrative Expenses. Selling, general and administraive expenses increased approximately $1.8 million (26.3%) and $3.7 million (28.7%) for the three and six month periods ended March 31, 2000 as compared to the same periods in fiscal 1999. As a percentage of net revenues, operating expenses increased from 19.7% to 25.3% and from 25.4% to 30.6% for the three and six month periods ended March 31, 2000 as compared to the same periods in fiscal 1999. The increase in selling, general and administraive expenses is primarily a result of the following:

(i.) An increase in payroll and related costs of approximately $890 thousand and $2.1 million for the three and six month periods respectively. These increases were primarily a result of the increased number of outside sales employees, the employees of companies acquired during the second quarter of the prior year and temporary help related to increased collection efforts.

(ii.) An increase in depreciation and amortization expense of approximately $260,000 thousand and $550,000 for the three and six month periods respectively. This is primarily the result of hardware and software acquisitions related to the Company's successful implementation of its SAP/AS400 ERP information system implementation and Internet platform. Currently, the depreciation for the SAP/AS400 and Internet platform is approximately $1.0 million annually.

(iii.) An increase in operating expenses of approximately $350,000 and $550,000 for the three and six month periods respectively, including catalog and advertising expense increases of approximately $145,000 and $199,000 for the three and six month periods and rent and utilities increases of approximately $92,000 and $183,000 related to acquisition facilities.

(iv.) An increase in the provision for doubtful accounts receivable of approximately $31,000 and $241,000 for the three and six month periods respectively. Based on an evaluation of the accounts receivable aging, the Company concluded the need to increase the allowance for doubtful accounts to provide for an increase in estimated write-offs although the Company has also increased collection efforts to improve the accounts receivable outstanding.

The Company expects that its operating expenses will continue to be higher in fiscal 2000 as compared to fiscal 1999 as a result of the foregoing factors. Notwithstanding the foregoing, the Company is reviewing the implementation of certain production efficiencies and significant cost reductions. The efficiencies include the potential sale of the real estate owned by the Company in Alabama and the consolidation of these production facilities, renegotiating the lease of the Company's headquarters located in Farmer's Branch, Texas, and various production and process efficiencies.

Non-recurring Litigation Charges. Subsequent to March 31, 2000, the
Company successfully negotiated the settlement of one lawsuit and engaged in settlement discussions related to a second lawsuit whereby the Company believes there is a reasonable likelihood of settlement.
Consequently, as of March 31, 2000, the Company recorded a non-recurring charge related to these claims in the amount of $605,000.

Interest Expense.  Interest expense increased approximately $184,000
(55.1%) and $433,000 (86.5%) for the three and six month periods ended
March 31, 2000 as compared to the same periods in fiscal 1999. The increase in interest expense resulted from overall higher levels of borrowings. See Item 2 "Liquidity and Capital Resources". The higher borrowing levels are a result of the: (i.) cash payments for the acquisitions; (ii.) stock repurchased under the Company's stock buyback program; (iii.) cash paid for the SAP/AS400 ERP and internet system implementation and Internet technology development; and (iv.) funding the growth of receivables and inventories. Interest expense in fiscal year 2000 is expected to continue to be above interest expense in fiscal year 1999 as the Company experiences the full twelve-month impact of increased borrowing levels. In addition, the Company's borrowing rates may increase as a result of negotiations relating to amending the Company's credit agreement, as more fully described above.

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

Future trends for revenues and profitability remain difficult to predict. The Company continues to face many risks and uncertainties, including: general and specific market economic conditions, reduced sales to the United States Government, risk of nonpayment of accounts receivable, competitive factors, foreign supplier related issues, litigation risks and the impact of the evolving internet.

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

Approximately 7% of the Company's fiscal year 1999 sales were made to the U.S. Government, a majority of which were made to military installations. Fiscal 2000 government sales are tracking the prior years' volume. However, reductions in U.S. Government spending could reduce funds available to various government customers for sports related equipment, which could adversely affect the Company's results of operations.

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

Management continues to closely monitor orders and the creditworthiness of its customers. The Company has not experienced abnormal increases in losses associated with accounts receivable. The aging of accounts receivable has improved over the previous two quarters. The Company has made allowances for the amount it believes to be adequate to properly reflect the risk to accounts receivable; however, unforeseen market conditions may compel the Company to increase the allowances.

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

An adverse outcome in the legal proceedings described in "Part II.
Other Information, Item 1. - Legal Proceedings"(such as a termination of the MacGregor License Agreement or a large monetary settlement) could have a material adverse effect on the Company's results of operations and its financial position.

On December 7, 1999, the Company's Board of Directors retained
PaineWebber, Inc. to explore strategic alternatives. Emerson Radio, who beneficially owns approximately 40% of the Company's issued and outstanding common stock, has indicated that it agrees with the decision of the Company to explore alternatives. No assurance can be made that any transaction or strategic alternative will be consummated by the Company.

As of March 31, 2000, the Company was in compliance with all the covenants in its senior credit facility except for the Fixed Charge
Coverage Ratio.   The Company has received a waiver of this default from
its senior lender.  The senior lender and the Company have agreed to negotiate appropriate modifications to the Agreement within the next thirty days to enable the Company to remain in compliance with the
credit agreement.   Such amended agreement may include higher interest
rates, which would result in higher interest expense in the future.
Although the Company anticipates successfully entering into an amended credit agreement with the senior lender, there can be no assurance given that this will happen.  If the Company is not successful in negotiating an amended credit agreement, the Company will be considered to be in default of the Agreement. The Company will then need to seek an alternative financing arrangement that may include terms and interest rates that are less favorable than the Company's current credit facility, although no assurance can be given that the Company will be able to obtain such financing.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes from items disclosed in Form
10-K for the year ended October 1, 1999.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

The Company from time to time becomes involved in various claims and lawsuits incidental to its business. In management's opinion, any ultimate liability arising out of currently pending product liability claims will not have a material adverse effect on the Company's financial condition or results of operations. However, any claims substantially in excess of the Company's insurance coverage, or any substantial claim not covered by insurance (such as the claims described below) or any significant monetary settlement, could have a material adverse effect on the Company's results of operations and financial condition.

On September 29, 1997, the Company terminated Mr. Eugene Davis as
Vice Chairman and a Consultant and requested that Mr. Davis resign as a director of the Company.  On September 30, 1997, the Company filed a complaint in the United States District Court for the Northern District
of Texas, Dallas Division, seeking a declaration as to the existence of an alleged consulting agreement and as to the Company's continuing obligations to make payments to Mr. Davis.  Thereafter, Mr. Davis filed a complaint in the Law Division of the Superior Court of New Jersey
against the Company for breach of an alleged consulting agreement and against certain officers of the Company for tortious interference with
contractual relationships.   Mr. Davis and the Company have reached a
tentative settlement agreement.  The settlement agreement is subject to definitive documentation.  The amount of the settlement is included in the legal expenses described in Results of Operations: Non-recurring
Litigation Charges.

On June 18, 1999 the Company filed a lawsuit for declaratory relief in the United States District Court for the Northern District of Texas against MacMark Corporation ("MacMark") and Equilink Licensing Corp., both of which are controlled by Riddell Sports, Inc. Subsequently, the Company added Riddell Sports, Corp. as a defendant. The lawsuit arises out of a notice delivered by MacMark purportedly terminating the Company's rights under its license to use the MacGregor(r) trademark.
The license is perpetual and royalty free subject to certain limited termination rights. MacMark stated in its notice that it considers there to be continuing and material breaches of the license agreement and that such breaches are incurable, all of which the Company disputes.
Because the Company has converted a substantial portion of its products to the MacGregor brand, termination of the license agreement could have a material adverse effect on the Company's results of operations and its financial position. The Company believes MacMark has no reasonable basis to terminate this license agreement. The Company intends to vigorously protect its rights under the license agreement and pursue any other rights available against any and all parties, including the Company's right to prevent any tortious interference with its business relationships. The parties to this lawsuit are in settlement discussions; however, no assurance can be made that a settlement will be reached.

Item 2.   Changes in Securities

(a) Not applicable.

(b)  Not applicable.

Item 3.   Defaults Upon Senior Securities

(a) Not applicable.

(b) Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholder's was held on February 25,
2000. The only item submitted to the stockholders was a proposal to elect (5) persons to serve as Directors of the Company. The results of the vote on this proposal are as follows:

                           ELECTION OF DIRECTORS


Directors                          Votes For      Votes Withheld

(1) Geoffrey P. Jurick             6,614,847           49,536

(2) John P. Walker                 6,615,047           49,336

(3) Peter G. Bunger                6,614,047           49,336

(4) Johnson C. S. Ko               6,614,797           49,586

(5) Thomas P. Treichler            6,615,047           49,336

Item 5.   Other Information
Not applicable

Item 6.   Exhibits and Reports on Form 8-K

Exhibit
 Nbr.

Description of Exhibit
(a) (1) Exhibit  3.1
Amended and Restated Certificate of Incorporation of the Company
(incorporated by reference from Exhibit 4.1 to the Company's
Registration Statement on Form S-8 (Registration No. 33-80028)).

((a) (2) Exhibit 3.1.1
Certificate of Amendment of Amended and Restated Certificate of
Incorporation to the Company (incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No.
33-80028)).

(a) (3) Exhibit 3.2
Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Company's Report on Form 10-K for the year ended
November 1, 1996).

(a) (4) Exhibit 4.1
Specimen of Common Stock Certificate (incorporated by reference from
Exhibit 4.1 to the Company's Registration Statement on Form S-1
(Registration No. 33-39218)).

(a) (6) Exhibit 27  (*)
Financial Data Schedule.

(b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.

( * )   =      Filed Herewith

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2000

                              SPORT SUPPLY GROUP, INC.


                               By: /s/ John P. Walker
                                   John P. Walker
                                   President



                               By: /s/ Robert K. Mitchell
                                   Robert K. Mitchell
                                   Chief Financial Officer


