Form 10-Q
period 2000-06-30
SPORT SUPPLY GROUP INC
filed 2000-08-15
CIK 872855

SECURITIES AND EXCHANGE COMMISSION
		 Washington, D.C. 20549

(Mark One)

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
	     OF THE SECURITIES EXCHANGE ACT OF 1934

	    For the quarterly period ended June 30, 2000.


      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
	     OF THE SECURITIES EXCHANGE ACT OF 1934

	  For the transition period from            to          .

			 Commission File Number 1-10704

			  Sport Supply Group, Inc.
     (Exact name of registrant as specified in its charter)

	   Delaware                         75-2241783
     (State or other jurisdiction of        I.R.S. Employer
     incorporation or organization)         Identification No.)

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

     Indicated below is the number of shares outstanding of each class of the registrant's common stock as of August 10, 2000.

 Title of Each Class of Common Stock               Number Outstanding

Common Stock, $0.01 par value                            7,272,558
shares

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

Index to Consolidated Financial Statements
													   Page

Consolidated Balance Sheets (Unaudited)                     3
Consolidated Statements of Operations (Unaudited)           4
Consolidated Statements of Cash Flows (Unaudited)           5
Notes to Consolidated Financial Statements (Unaudited)      6

	     SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
		    CONSOLIDATED BALANCE SHEETS
			  (UNAUDITED)
                                 June 30,       October 1,
                                  2000            1999
CURRENT ASSETS
Cash and equivalents               $161,132       $201,911
Accounts receivable:
  Trade, less allowance for
  doubtful accounts of
  $785,000 at June 30, 2000
  and $465,000 at Oct. 1, 1999   18,266,498     22,926,169
Other                               899,905        975,956
Inventories, net                 24,029,730     18,509,262
Other current assets              1,120,252        911,972
Income tax receivable               550,622           0
Deferred tax assets               1,454,112      1,062,188
Total current assets             46,482,251     44,587,458

DEFERRED CATALOG EXPENSES         1,989,791      2,078,262

PROPERTY, PLANT & EQUIPMENT:
  Land                                8,663          8,663
  Buildings                       1,605,102      1,605,102
  Computer equipment and software 1,374,992     10,038,530
  Machinery and equipment         6,342,113      6,192,272
  Furniture and fixtures          1,487,153      1,286,745
  Leasehold improvements          2,422,069      2,368,439

                                 23,240,092     21,499,751

Less -- Accumulated depreciation
  and amortization              (10,542,139)    (8,889,925)
                                 12,697,953     12,609,826

DEFERRED TAX ASSETS               1,512,275      2,101,239

COST IN EXCESS OF TANGIBLE
NET ASSETS ACQUIRED,
less accumulated amortization
of $1,678,000 at June 30, 2000
and $1,464,000 at Oct. 1, 1999    7,748,379      7,937,809

TRADEMARKS, less accumulated
amortization of $1,495,000 at
June 30, 2000 and $1,339,000
at Oct. 1, 1999                   3,266,578      3,079,010

OTHER ASSETS, less accumulated
amortization of $424,000 at
June 30, 2000 and $1,058,000
at Oct. 1, 1999                     888,248        855,375

                                $74,585,475    $73,248,979

CURRENT LIABILITIES:
Accounts payable                 $9,098,532     $7,975,509
Other accrued liabilities         2,038,574      2,328,549
Notes payable and capital
  lease obligations,
  current portion                 1,782,684      2,410,839

Total current liabilities        12,919,790     12,714,897

NOTES PAYABLE AND CAPITAL
LEASE OBLIGATIONS, net
of current portion               20,033,486     18,425,925

STOCKHOLDERS EQUITY:

Preferred stock, par value
 $0.01, 100,000 shares
authorized, no shares
outstanding                            -             -

Common stock, par value $0.01,
20,000,000 shares authorized,
9,347,340 and 9,333,241
shares issued at June 30, 2000
and Oct. 1, 1999,  7,272,558
and 7,273,899 shares outstanding
at June 30, 2000 and Oct. 1, 1999    93,473         93,332

Additional paid-in capital       59,772,291     59,743,384

Accumulated deficit                (531,548)      (122,207)

Treasury stock, at cost,
2,074,782 shares at June 30,
2000 and 2,059,342 at Oct. 1,
2000                            (17,702,017)   (17,606,352)

                                 41,632,199     42,108,157

                                $74,585,475    $73,248,979

The accompanying notes are an integral part of these financial statements.

		SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
		  CONSOLIDATED STATEMENTS OF OPERATIONS
				(UNAUDITED)
                            Three Months  Three Months  Nine Months    Nine Months
                               Ended        Ended         Ended          Ended
                          June 30, 2000 July 2, 1999  June 30, 2000  July 2, 1999
Net revenues                $29,044,822   $ 26,310,019  $82,873,469   $76,656,224
Cost of sales                19,644,337     16,285,236   55,619,114    49,413,114
Gross profit                  9,400,485     10,024,783   27,254,355    27,243,110
Selling, general and
  administrative expenses     9,167,115      6,845,655   25,534,047    19,643,352
Internet expenses               314,793          0          416,115          0
Nonrecurring litigation
   charges                         0             0          605,000          0
Earnings (loss) before
  interest, other income,
  and taxes                     (81,423)     3,179,128      699,193     7,599,758
Interest expense               (445,402)      (370,774)  (1,377,793)     (870,604)
Other income (expense),
  net                            (1,904)        20,785            1        51,458

Earnings (loss) before
  provision for income
  taxes                        (528,729)     2,829,139     (678,599)    6,780,612

Income tax provision
  (benefit)                    (200,057)     1,069,899     (269,258)    2,561,797

Net earnings (loss)         $  (328,672)   $ 1,759,240    $(409,341)  $ 4,218,815

Earnings (loss) per share:

Net earnings (loss - basic) $   (0.05)    $      0.24     $ (0.06)   $   0.57

Net earnings (loss)
   - diluted                $   (0.05)    $      0.22     $ (0.06)   $   0.55

Weighted average number
  of common shares
  outstanding - basic         7,272,558      7,360,364    7,272,532     7,448,658

Weighted average number
  of common shares
  outstanding - diluted       7,272,558      7,825,598    7,272,532     7,726,179

The accompanying notes are an integral part of these financial statements.

	      SPORT  SUPPLY  GROUP,  INC.  AND  SUBSIDIARIES
		 CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
				(UNAUDITED)
                                                 --- The Nine Months Ended  ---
                                                  June 30, 2000   July 3, 1999
CASH FLOWS FROM OPERATING ACTIVITIES :

Net earnings (loss)                                 $(409,341)      $4,218,815

Adjustments to reconcile net earnings
(loss) to net cash provided by (used in) operating activities:

Depreciation and amortization                       2,119,170        1,354,261
Provision for (recovery of)
allowances for accounts receivable                    357,839         (242,645)

Changes in assets and liabilities:
(Increase) decrease in accounts receivable          5,125,015          (48,047)
(Increase) decrease in inventories                  4,742,657)      (5,968,900)
(Increase) decrease in deferred catalog
expenses and other current assets                    (119,809)        (381,228)
Increase (decrease) in accounts payables              389,260          645,076
(Increase) decrease in income tax receivable         (550,622)            -
Decrease in deferred taxes                            197,040          904,318
Increase (decrease) in accrued liabilities           (395,804)        (216,501)
(Increase) decrease in other assets                   (81,709)         (97,499)

Net cash used in operating activites                1,888,382          167,650

CASH FLOWS FROM INVESTING ACTIVITIES :

Acquisitions of property, plant & equipment        (1,712,857)      (4,886,237)
Payments for acquisitions, net of cash acquired      (854,093)      (4,260,100)
Proceeds from sale of investments                        -               4,885
Net cash used in investing activities              (2,566,950)      (9,141,452)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuances of notes payable            2,502,153       13,526,155
Payments of notes payable and capital
lease obligations                                  (1,797,747)      (1,486,149)
Proceeds from common stock issuances                   77,570          480,145
Purchase of treasury stock                           (144,187)      (3,367,028)

Net cash provided by financing activities             637,789        9,153,123

NET CHANGE IN CASH AND EQUIVALENTS                    (40,779)         179,321

Cash and equivalents, beginning of period             201,911        1,035,466

Cash and equivalents, end of period                  $161,132       $1,214,787

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest           $1,342,249        $ 818,379

Cash paid during the period for income taxes       $1,418,377        $ 150,000

The accompanying notes are an integral part of these financial statements.

		SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
		NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
			      June 30, 2000

   These consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of Sport Supply Group, Inc.'s (the "Company" or "SSG") consolidated financial position as of June 30, 2000 and the results of its operations for the three and nine month periods ended June 30, 2000 and July 2, 1999.

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

Note 1 - Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method for items manufactured by the Company and weighted-average cost for items purchased for resale. As of June 30, 2000 and October 1, 1999, inventories consisted of the following:

                                         June 30,      October 1,
                                           2000            1999

Raw materials                           $3,618,950     $3,209,581
Work-in-progress                           583,923        435,904
Finished and purchased goods            20,826,113     15,928,680
                                        25,028,986     19,574,165
Less inventory allowance for
obsolete or slow moving items             (999,256)    (1,064,903)

Inventories, net                        $24,029,730   $18,509,262

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

     The following table contains transactional data for the Company's stock option plan.

                                                 For The Nine Months Ended
                                                   June 30,        July 2,
                                                    2000            1999

Options outstanding - beginning of period        1,087,799        860,286
Options granted                                     44,375        116,875
Options exercised                                   (5,000)       (58,725)
Options forfeited                                  (67,800)       (10,912)
Options outstanding - end of period              1,059,374        907,524
Weighted average prices                              $7.78          $7.38

			 Stock Options Outstanding      Stock Options
			 Wtd. Avg.     Wtd. Avg.        Exercisable
   Range of              Remaining     Exercise                  Exercise
Exercise Prices  Shares     Life        Price           Shares    Price

$6.13 - $9.44    1,059,374  5.7 yrs.    $7.78           762,706    $7.28

As of June 30, 2000 there were 100,000 non-qualified options outstanding that were issued outside the plan. Such options have an exercise price of $6.88 per share and are scheduled to expire on May 5, 2001.

Note 3 - Notes Payable and Capital Lease Obligations

     As of June 30, 2000 and October 1, 1999, notes payable and capital lease obligations consisted of the following:

                                                     June 30,    October 1,
                                                        2000        1999

Note payable under revolving line of credit,
Interest at prime minus 1/2% (8.50% at
June 30, 2000 and 7.75% at Oct 1, 1999),
or LIBOR plus 1-1/4% (6.5175%, 8.0575, and
7.84125%, at June 30, 2000 and 6.52%, 6.96%,
6.44% and 7.13% at Oct 1, 1999) due October 2,
2002, collateralized by substantially all assets.    $ 18,784,809   $11,044,264

Term loan, interest at LIBOR plus 1-1/4%
(6.5175%, 8.0575% and 7.84125% at June 30, 2000
and 6.52%, 6.96%, 6.44%, and 7.13% at Oct 1, 1999),
payable in monthly installments plus accrued interest
of $125,000 through October 2, 2002, collateralized
by substantially all assets.                            2,500,000     9,000,000

Promissory note, interest at 7.75%, payable in
monthly installments of $29,167 plus accrued interest
through February 2001.                                    166,714       466,667

Promissory note, interest at 5%, payable in monthly
installments of $22,916 plus accrued interest
through October 2000.                                      91,667        -

Capital lease obligation, interest at 9.0%,
payable in annual installments of principal and
interest totaling $55,000 through August 2005.            196,039       230,311

Other                                                      76,941        95,522
Total                                                  21,816,170    20,836,764
Less - current portion                                 (1,782,684)   (2,410,839)
Long-term notes payable and capital lease
obligations, net                                     $ 20,033,486   $18,425,925

The Company has a senior secured credit facility to finance its working capital requirements. The Company's ability to borrow funds under its revolving credit facility is based upon certain percentages of eligible trade accounts receivable and eligible inventories. The terms governing the credit facility includes a revolving line of credit of up to $25.0 million and a term loan of $2.5 million with a maturity date of October 2, 2002.

On August 2, 2000 the Company and its Bank entered into a term sheet that modified and restuctured the Company's credit facilities. The amended terms include the following:

1. reducing the facility from $40.0 million to $27.5 million, which more closely represents the available collateral base;

2. reducing the term-loan balance from $7.7 million to $2.5 million with the remaining $5.2 million being added to the revolver;

3. reducing the Fixed Charge Coverage Ratio requirement from 2.0 to 1.0 to 1.0 to 1.0 through March 31, 2001 and to 1.5 to 1.0 after March 31, 2001;

4. reducing the term-loan principal payments from $166,666 per month to $125,000 per month;

5. changing the revolver interest rates from prime minus 0.5% to a range of prime minus 0.25% to prime plus 1.0% based on a debt to EBITDA ratio;

6. changing the term loan interest rate from prime minus 0.5% to prime plus 2.0%;

7. changing the LIBOR interest rates from LIBOR plus 1.25% to a range of LIBOR plus 1.5% to LIBOR plus 4.0% based on a debt to EBITDA ratio; and,

8. extending the term of the facility through October 2, 2002.

   The amended terms contain financial and net worth covenants;
limits on capital expenditures; $75,000 in fees; a provision for a prepayment fee in the case of a change in control; and restrictions on acquisitions and stock repurchases. Although the amended terms are subject to definitive documentation that the Company expects to finalize by August 18, 2000, the amounts reflected in these financial statements and related footnotes reflect balances, classifications and related interest rates as if the amended terms were in place at June 30, 2000. As of June 30, 2000, the Company was in compliance with all the covenants in its senior credit facility.

     As of June 30, 2000, the Company had borrowings of approximately $21.3 million outstanding under the senior credit facility, and no letters of credit outstanding for foreign purchases of inventory.

Note 4 - Capital Structure

     As of June 30, 2000, the Company's issued and outstanding capital stock consisted solely of common stock. The Company has 1,059,374 options outstanding under the stock option plan with exercise prices ranging from $6.13 to $9.44 per share, and 100,000 options issued outside the plan with an exercise price of $6.88 per share, and 1,000,000 warrants outstanding with an exercise price of $7.50 per share. If the options and warrants were exercised, all holders would have rights similar to common shareholders.

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

     The following table sets forth the computation of basic and diluted earnings per share:

     The following table sets forth the computation of basic and diluted earnings per share:

                                   For the Three            For the Nine
                                    Months Ended             Months Ended
                             June 30,     July 2,        June 30,     July 2,
                               2000         1999           2000         1999

Numerator:
Net earnings (loss)           ($328,673)   $1,759,240     ($406,341)   $4,218,815)

Denominator:
Weighted average common
shares - basic                7,272,558     7,360,364     7,272,532     7,448,658

Effect of dilutive securities:
Warrants                          0           235,804         0           134,975
Employee stock options            0.0         229,430         0           142,546

Weighted average common
shares - diluted              7,272,558     7,825,598     7,272,532     7,726,179

Per Share Calculations:

Net earnings - basic            ($0.05)        $0.24        ($0.06)        $0.57
Net earnings - diluted          ($0.05)        $0.22        ($0.06)        $0.55

Securities excluded from
weighted average common
shares diluted because
their effect would be
antidilutive                  2,159,374          0        2,156,249         0

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

     The Company's working capital increased approximately $1.2 million during the nine months ended June 30, 2000, from $31.9 million at October 1, 1999 to $33.1 million at June 30, 2000. The increase in working capital is primarily a result of seasonal increases in inventory
($5.5 million), which was partially offset by seasonal decreases in accounts receivable ($4.7 million).

     As of June 30, 2000, the Company had total borrowings under its senior credit facility of approximately $21.3 million. This balance included a term loan of $2.5 million and a revolver balance of $18.8 million. The term loan is payable in monthly installments of $125,000 principal plus accrued interest. See Note 3-Notes Payable and Capital Lease Obligations.

     The Company believes it will satisfy its short-term and long-term liquidity needs from borrowings under its senior credit facility and cash flows from operations. The Company has no material commitments for capital expenditures.

     On May 28, 1997, the Company's Board of Directors approved the repurchase of up to 1,000,000 shares of its issued and outstanding common stock in the open market and/or privately negotiated transactions. On October 28, 1998, the Company's Board of Directors approved a second repurchase program of up to an additional 1,000,000 shares of its issued and outstanding common stock in the open market and/or privately negotiated transactions. As of June 30, 2000, the Company repurchased approximately 1,329,500 shares of its issued and outstanding common stock in the open market and privately negotiated transactions. Presently the amended bank Agreement prohibits any stock repurchases.

Results of Operations

Net Revenues. Net revenues increased approximately $2.7 million (10.4%) and $6.2 million (8.11%) for the three and nine month periods ended
June 30, 2000 as compared to the same periods in fiscal 1999. The increase in net revenues reflects increases in revenues associated primarily with the Company's team dealers, fund raising product sales and in-school and out-of-school sales increases.

Gross Profit. Gross profit decreased approximately $624,000 (6.2%) and increased approximately $11,000 (0.04%) for the three and nine month periods as compared to the same periods in fiscal 1999. A portion of the decrease in gross profit is due to $500,000 one-time vendor rebates that were recorded during the quarter ended July 2, 1999. As a percentage of net revenues, gross profit decreased to 32.4% from 38.1% and to 32.9% from 35.5% for the three and nine-month periods ended June 30, 2000 as compared to the same periods in fiscal 1999. The Company expects to experience a lower gross profit as a percentage of net revenue as compared to the previous year due to expected increases in bid-related, fund raising products and team dealer sales, because revenues associated with such customer groups have lower margins than those historically experienced by the Company.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $2.3 million (33.9%) and $5.9 million (30.0%) for the three and nine month periods ended June 30, 2000 as compared to the same periods in fiscal 1999. As a percentage of net revenues, operating expenses increased from 26.0% to 31.6% and from 25.6% to 30.8% for the three and nine month periods ended June 30, 2000 as compared to the same periods in fiscal 1999. The increase in selling, general and administrative expenses is primarily a result of the following:

(i.) An increase in payroll and related costs of approximately $966,000 and $3.0 million for the three and nine month periods, respectively.
These increases were primarily a result of the increased number of outside sales employees, the employees of companies acquired during the second quarter of the prior year and temporary help related to increased collection efforts.

(ii.) An increase in depreciation and amortization expense of approximately $247,000 and $791,000 for the three and nine month periods, respectively. This is primarily the result of hardware and software acquisitions related to the Company's successful implementation of its SAP/AS400 ERP information system implementation. Currently, the depreciation for the SAP/AS400 is approximately $1.0 million annually.

(iii.) An increase in computer related expenses of approximately
$536,000 and $571,000 for the three and nine month periods, respectively. This is primarily a result of higher operating costs of maintaining the SAP/AS400 system and support after "go-live."

(iv.) An increase in the provision for doubtful accounts receivable of approximately $328,000 and $569,000 for the three and nine month period, respectively. Based on an evaluation of the accounts receivable aging, the Company concluded the need to increase the allowance for doubtful accounts to provide for an increase in estimated write-offs. The
Company has also increased collection efforts to improve the accounts receivable outstanding.

     The Company expects that its operating expenses will continue to be higher in fiscal 2000 as compared to fiscal 1999 as a result of the foregoing factors. Notwithstanding the foregoing, the Company is implementing significant cost reduction programs and certain production efficiencies. The Company is also attempting to reduce future operating expenses by migrating customers to its fully integrated websites. The first two of such websites, bsnsports.com and us-games.com went
"live" during August 2000.

Internet Expense.    The Company incurred internet related expenses of
approximately $315,000 and $416,000 for the three and nine month periods in fiscal 2000.  These expenses are related to the continued enhancement of the Company's  websites and web development to post electronic catalogs on the websites.

Interest Expense.  Interest expense increased approximately $75,000
(20.1%) and $507,000 (58.3%) for the three and nine month periods ended
June 30, 2000 as compared to the same periods in fiscal 1999. The increase in interest expense resulted from overall higher levels of borrowings. See Item 2 "Liquidity and Capital Resources". The higher borrowing levels are a result of the: (i.) cash payments for the acquisitions of Spaulding and LAKCO in October 1999; (ii.) stock repurchased under the Company's stock buyback program; (iii.) cash paid for the SAP/AS400 ERP and internet system implementation and internet technology development; and (iv.) funding the growth of receivables and inventories. Interest expense in fiscal year 2000 is expected to continue to be above interest expense in fiscal year 1999 as the Company experiences the full twelve-month impact of increased borrowing levels.
In addition, the Company's borrowing rates will increase as a result the amendments to the Company's credit agreement, as more fully described above.

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

     The Company ships approximately 80% of its products using two freight carriers. A strike by either of these carriers could adversely affect the Company's results of operations due to not being able to deliver its products in a timely manner and using other more expensive freight carriers. Although the Company has analyzed the cost benefit effect of using other carriers, the Company continues to use these two carriers.
In addition, increases in freight rates could adversely affect the Company's results of operations.

     Management continues to closely monitor orders and the creditworthiness of its customers. The Company has not experienced abnormal increases in losses associated with accounts receivable. The aging of accounts receivable has improved over the previous three quarters. The Company has made allowances for the amount it believes to be adequate to properly reflect the risk to accounts receivable; however, unforeseen market conditions may compel the Company to increase the allowances.

     The sports related equipment market in which the Company participates is highly competitive and there are no significant barriers to enter this market. SSG competes principally in the institutional market with local sporting goods dealers, as well as other direct mail companies.

     The Company derives a significant portion of its revenues from sales of products purchased directly from foreign suppliers located primarily in the Far East. In addition, the Company believes foreign manufacturers produce many of the products it purchases from domestic suppliers. The
Company is subject to risks of doing business abroad, including delays in shipments, adverse fluctuations in foreign currency exchange rates, increases in import duties, decreases in quotas, changes in custom regulations, war, acts of God (such as earthquakes) and political turmoil. The occurrence of any one or more of the foregoing could adversely affect the Company's operations.

     An adverse outcome in the legal proceedings described in "Part II.
Other Information, Item 1. - Legal Proceedings" (such as a termination of the MacGregor License Agreement or a large monetary settlement) could have a material adverse effect on the Company's results of operations and its financial position.

     On December 7, 1999, the Company's Board of Directors retained
PaineWebber, Inc. to explore strategic alternatives. Emerson Radio, who beneficially owns approximately 43% of the Company's issued and outstanding common stock, has indicated that it agrees with the decision of the Company to explore alternatives. No assurance can be made that any transaction or strategic alternative will be consummated by the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no significant changes from items disclosed in Form
10-K for the year ended October 1, 1999.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

     The Company from time to time becomes involved in various claims and lawsuits incidental to its business. In management's opinion, any ultimate liability arising out of currently pending product liability claims will not have a material adverse effect on the Company's financial condition or results of operations. However, any claims substantially in excess of the Company's insurance coverage, or any substantial claim that may not be covered by insurance (such as the claims described below) or any significant monetary settlement, could have a material adverse effect on the Company's results of operations and financial condition.

     On September 29, 1997, the Company terminated Mr. Eugene Davis as
Vice Chairman and a Consultant and requested that Mr. Davis resign as a director of the Company.  On September 30, 1997, the Company filed a complaint in the United States District Court for the Northern District
of Texas, Dallas Division, seeking a declaration as to the existence of an alleged consulting agreement and as to the Company's continuing obligations to make payments to Mr. Davis.  Thereafter, Mr. Davis filed a complaint in the Law Division of the Superior Court of New Jersey
against the Company for breach of an alleged consulting agreement and against certain officers of the Company for tortious interference with
contractual relationships.   Mr. Davis and the Company have settled this
matter.  SSG modifies its disclosure about the circumstances surrounding
Mr. Davis' termination and this litigation to state that SSG and Mr.
Davis have settled this litigation based on their mutual determination that it was in the best interests of the parties to terminate their business relationship.

     On June 18, 1999 the Company filed a lawsuit for declaratory relief in the United States District Court for the Northern District of Texas against MacMark Corporation ("MacMark") and Equilink Licensing Corp., both of which are controlled by Riddell Sports, Inc. Subsequently, the Company added Riddell Sports Corp. as a defendant. The lawsuit arises out of a notice delivered by MacMark purportedly terminating the Company's rights under its license to use the MacGregor(r) trademark.
The license is perpetual and royalty free subject to certain limited termination rights. MacMark stated in its notice that it considers there to be continuing and material breaches of the license agreement and that such breaches are incurable, all of which the Company disputes.
Because the Company has converted a substantial portion of its products to the MacGregor brand, termination of the license agreement could have a material adverse effect on the Company's results of operations and its financial position. The Company believes MacMark has no reasonable basis to terminate this license agreement. The Company intends to vigorously protect its rights under the license agreement and pursue any other rights available against any and all parties. The parties to this lawsuit have entered into a Memorandum of Understanding outlining the primary business terms of a new license agreement that would settle this matter; however, no assurance can be made that the parties will enter into a new license agreement to settle this matter. The parties to this lawsuit are engaged in settlement discussions and have entered into a Memorandum of Understanding and Term Sheet outlining the primary business terms of a potential settlement that would include a restated and amended license; however, no assurance can be made that the parties will enter into a restated and amended license agreement or otherwise settle this lawsuit.

Item 2.   Changes in Securities

	(a) Not applicable.

	(b)  Not applicable.

Item 3.   Defaults Upon Senior Securities

	(a) Not applicable.

	(b) Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.   Other Information

Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

Exhibit
 Nbr.

Description of Exhibit
(a) (1) Exhibit  3.1
	Amended and Restated Certificate of Incorporation of the Company
	(incorporated by reference from Exhibit 4.1 to the Company's
	Registration Statement on Form S-8 (Registration No. 33-80028)).

(a) (2) Exhibit 3.1.1
	Certificate of Amendment of Amended and Restated Certificate of
	Incorporation to the Company (incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8
	(Registration No. 33-80028)).

(a) (3) Exhibit 3.2
	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.2 to the Company's Report on Form 10-K for the year ended November 1, 1996).

(a) (4) Exhibit 4.1
	Specimen of Common Stock Certificate (incorporated by reference from
	Exhibit 4.1 to the Company's Registration Statement on Form S-1
	(Registration No. 33-39218)).

(a) (5) Exhibit 10.1 (*)
	Amended Employment Agreement for Terrence M. Babilla dated to be effective as of February 25, 2000

(a) (6) Exhibit 10.2 (*)
	Amended Employment Agreement for John P. Walker dated to be effective as of February 25, 2000

(a) (7) Exhibit 10.3 (*)
	Second Amendment (effective July 30, 2000) to Lease Agreement between Acquiport DFWIP, Inc. and Sport Supply Group, Inc.

(a) (8) Exhibit 27 (*)
	Financial Data Schedule.

(b) A report on Form 8-K was filed by the Company on May 30, 2000 relating to a press release concerning approval from the New York Stock Exchange for continued listing of Sport Supply
	Group, Inc.

( * )   =      Filed Herewith

			  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 14, 2000

						SPORT SUPPLY GROUP, INC.


				    By: /s/ John P. Walker
							   John P. Walker
							   President


				    By: /s/ Robert K. Mitchell
							   Robert K. Mitchell
							   Chief Financial Officer
