Form 10-Q/A
period 2000-06-30
SPORT SUPPLY GROUP INC
filed 2000-08-18
CIK 872855

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

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements.

Index to Consolidated Financial Statements
                                                           Page

Consolidated Balance Sheets (Unaudited)                     3
Consolidated Statements of Operations (Unaudited)           4
Consolidated Statements of Cash Flows (Unaudited)           5
Notes to Consolidated Financial Statements (Unaudited)      6

               SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS
                             (UNAUDITED)
                                   June 30,       October 1,
                                     2000            1999
CURRENT ASSETS
Cash and equivalents               $161,132       $201,911
Accounts receivable:
  Trade, less allowance for
  doubtful accounts of
  $785,000 at June 30, 2000
  and $465,000 at Oct. 1, 1999   18,266,498     22,926,169
Other                               899,905        975,956
Inventories, net                 24,029,730     18,509,262
Other current assets              1,120,252        911,972
Income tax receivable               550,622              0
Deferred tax assets               1,454,112      1,062,188
Total current assets             46,482,251     44,587,458

DEFERRED CATALOG EXPENSES         1,989,791      2,078,262

PROPERTY, PLANT & EQUIPMENT:
Land                                  8,663          8,663
Buildings                         1,605,102      1,605,102
Computer equipment and software  11,374,992     10,038,530
Machinery and equipment           6,342,113      6,192,272
Furniture and fixtures            1,487,153      1,286,745
Leasehold improvements            2,422,069      2,368,439

                                 23,240,092     21,499,751

Less -- Accumulated depreciation
  and amortization              (10,542,139)    (8,889,925)
                                 12,697,953     12,609,826

DEFERRED TAX ASSETS               1,512,275      2,101,239

COST IN EXCESS OF TANGIBLE
NET ASSETS ACQUIRED,
less accumulated amortization
of $1,678,000 at June 30, 2000
and $1,464,000 at Oct. 1, 1999    7,748,379      7,937,809

TRADEMARKS, less accumulated
amortization of $1,495,000 at
June 30, 2000 and $1,339,000
at Oct. 1, 1999                   3,266,578      3,079,010

OTHER ASSETS, less accumulated
amortization of $424,000 at
June 30, 2000 and $1,058,000
at Oct. 1, 1999                     888,248        855,375

                                $74,585,475    $73,248,979

CURRENT LIABILITIES:
Accounts payable                 $9,098,532     $7,975,509
Other accrued liabilities         2,038,574      2,328,549
Notes payable and capital
  lease obligations,
  current portion                 1,782,684      2,410,839

Total current liabilities        12,919,790     12,714,897

NOTES PAYABLE AND CAPITAL
LEASE OBLIGATIONS, net
of current portion               20,033,486     18,425,925

STOCKHOLDER'S EQUITY:

Preferred stock, par value
 $0.01, 100,000 shares
authorized, no shares
outstanding                            -             -

Common stock, par value $0.01,
20,000,000 shares authorized,
9,347,340 and 9,333,241
shares issued at June 30, 2000
and Oct. 1, 1999,  7,272,558
and 7,273,899 shares outstanding
at June 30, 2000 and Oct. 1, 1999    93,473         93,332

Additional paid-in capital       59,772,291     59,743,384

Accumulated deficit                (531,548)      (122,207)

Treasury stock, at cost,
2,074,782 shares at June 30,
2000 and 2,059,342 at Oct. 1,
1999                            (17,702,017)   (17,606,352)

                                 41,632,199     42,108,157

                                $74,585,475    $73,248,979

The accompanying notes are an integral part of these financial statements.


                         SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (UNAUDITED)
                           Three Months  Three Months  Nine Months    Nine Months
                               Ended        Ended         Ended          Ended
                           June 30, 2000 July 2, 1999  June 30, 2000  July 2, 1999
Net revenues                $29,044,822   $ 26,310,019  $82,873,469   $76,656,224
Cost of sales                19,644,337     16,285,236   55,619,114    49,413,114
Gross profit                  9,400,485     10,024,783   27,254,355    27,243,110
Selling, general and
  administrative expenses     9,167,115      6,845,655   25,534,047    19,643,352
Internet expenses               314,793          0          416,115          0
Nonrecurring litigation
   charges                         0             0          605,000          0
Earnings (loss) before
  interest, other income,
  and taxes                     (81,423)     3,179,128      699,193     7,599,758
Interest expense               (445,402)      (370,774)  (1,377,793)     (870,604)
Other income (expense),
  net                            (1,904)        20,785            1        51,458

Earnings (loss) before
  provision for income
  taxes                        (528,729)     2,829,139     (678,599)    6,780,612

Income tax provision
  (benefit)                    (200,057)     1,069,899     (269,258)    2,561,797

Net earnings (loss)         $  (328,672)   $ 1,759,240    $(409,341)  $ 4,218,815

Earnings (loss) per share:

Net earnings (loss) - basic $   (0.05)    $      0.24     $ (0.06)   $   0.57

Net earnings (loss)
   - diluted                $   (0.05)    $      0.22     $ (0.06)   $   0.55

Weighted average number
  of common shares
  outstanding - basic         7,272,558      7,360,364    7,272,532     7,448,658

Weighted average number
  of common shares
  outstanding - diluted       7,272,558      7,825,598    7,272,532     7,726,179

The accompanying notes are an integral part of these financial statements.

                    SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                               --- For The Nine Months Ended ---
                                                   June 30, 2000   July 3, 1999
CASH FLOWS FROM OPERATING ACTIVITIES :

Net earnings (loss)                                 $(409,341)      $4,218,815

Adjustments to reconcile net earnings
(loss) to net cash provided by (used in) operating activities:

Depreciation and amortization                       2,119,170        1,354,261
Provision for (recovery of)
allowances for accounts receivable                    357,839         (242,645)

Changes in assets and liabilities:
(Increase) decrease in accounts receivable          5,125,015          (48,047)
(Increase) decrease in inventories                 (4,742,657)      (5,968,900)
(Increase) decrease in deferred catalog
expenses and other current assets                    (119,809)        (381,228)
Increase (decrease) in accounts payables              389,260          645,076
(Increase) decrease in income tax receivable         (550,622)            -
Decrease in deferred taxes                            197,040          904,318
Increase (decrease) in accrued liabilities           (395,804)        (216,501)
(Increase) decrease in other assets                   (81,709)         (97,499)

Net cash used in operating activites                1,888,382          167,650

CASH FLOWS FROM INVESTING ACTIVITIES :

Acquisitions of property, plant & equipment        (1,712,857)      (4,886,237)
Payments for acquisitions, net of cash acquired      (854,093)      (4,260,100)
Proceeds from sale of investments                        -               4,885
Net cash used in investing activities              (2,566,950)      (9,141,452)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuances of notes payable            2,502,153       13,526,155
Payments of notes payable and capital
lease obligations                                  (1,797,747)      (1,486,149)
Proceeds from common stock issuances                   77,570          480,145
Purchase of treasury stock                           (144,187)      (3,367,028)

Net cash provided by financing activities             637,789        9,153,123

NET CHANGE IN CASH AND EQUIVALENTS                    (40,779)         179,321

Cash and equivalents, beginning of period             201,911        1,035,466

Cash and equivalents, end of period                  $161,132       $1,214,787

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for interest           $1,342,249        $ 818,379

Cash paid during the period for income taxes       $1,418,377        $ 150,000

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

     The following table contains transactional data for the Company's stock option plan.

                                               For The Nine Months Ended
                                                 June 30,        July 2,
                                                   2000            1999

Options outstanding - beginning of period        1,087,799        860,286
Options granted                                     44,375        116,875
Options exercised                                   (5,000)       (58,725)
Options forfeited                                  (67,800)       (10,912)
Options outstanding - end of period              1,059,374        907,524


Weighted average exercise prices                     $7.78          $7.38


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


   The amended terms contain financial and net worth covenants;
limits on capital expenditures; $75,000 in fees; a provision for a prepayment fee in the case of a change in control; and restrictions on acquisitions and stock repurchases. Although the amended terms are subject to definitive documentation that the Company expects to finalize by August 25, 2000, the amounts reflected in these financial statements and related footnotes reflect balances, classifications and related interest rates as if the amended terms were in place at June 30, 2000. As of June 30, 2000, the Company was in compliance with all the covenants in its senior credit facility.


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

     The following table sets forth the computation of basic and diluted earnings per share:

     The following table sets forth the computation of basic and diluted earnings per share:


                                   For the Three               For the Nine
                                   Months Ended                Months Ended
                              June 30,     July 2,        June 30,     July 2,
                                2000         1999           2000         1999

Numerator:
Net earnings (loss)           ($328,673)   $1,759,240     ($409,341)   $4,218,815

Denominator:
Weighted average common
shares - basic                7,272,558     7,360,364     7,272,532     7,448,658

Effect of dilutive securities:
Warrants                          0           235,804         0           134,975
Employee stock options            0           229,430         0           142,546

Weighted average common
shares - diluted              7,272,558     7,825,598     7,272,532     7,726,179

Per Share Calculations:

Net earnings - basic            ($0.05)        $0.24        ($0.06)        $0.57
Net earnings - diluted          ($0.05)        $0.22        ($0.06)        $0.55

Securities excluded from
weighted average common
shares diluted because
their effect would be
antidilutive                  2,159,374          0        2,156,249         0



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

Dated: August 18, 2000

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
