Form 10-K
period 2000-09-29
SPORT SUPPLY GROUP INC
filed 2000-12-28
CIK 872855

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


 (Mark One)

 [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended September 29, 2000.

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

                                     None
 ----------------------------------------------------------------------------
                               (Title of Class)

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

      The aggregate market value of the voting stock held by non-affiliates of the registrant on December 22, 2000 based on the closing price of the common stock on the New York Stock Exchange on such date, was approximately $8,000,000.

      Indicated below is the number of outstanding shares of each class of the registrant's common stock, as of December 22, 2000.

       Title of Each Class of Common Stock        Number Outstanding
       -----------------------------------        ------------------
           Common Stock, $.01 par value                7,279,165

                     DOCUMENTS INCORPORATED BY REFERENCE

                Document                          Part of the Form 10-K
  --------------------------------------------    ---------------------
 Proxy Statement for Annual Meeting of
 Stockholders to be held on January 26, 2001            Part III

                          TABLE OF CONTENTS



      Item                                                        Page
      ----                                                        ----
 PART I

       1   Business..........................................       3

       2   Properties........................................      10

       3   Legal Proceedings.................................      10

       4   Submission of Matters to a Vote of Security Holders     11

 PART II

       5   Market for Registrant's Common Equity and Related
             Stockholder Matters.............................      12

       6   Selected Financial Data...........................      13

       7   Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............      14

       8   Financial Statements and Supplementary Data.......      20

       9   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.............      39

 PART III

      10   Directors and Executive Officers of the Registrant      40

      11   Executive Compensation............................      40

      12   Security Ownership of Certain Beneficial Owners
             and Management..................................      40

      13   Certain Relationships and Related Transactions....      40

 PART IV

      14   Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K.............................      41

      15   Signatures........................................      42

      16  Index to Exhibits..................................      43

                                   PART I.
 Item 1.   Business.

 General

      Sport Supply Group, Inc. is a leading direct mail marketer of sports related equipment and leisure products to the institutional market in the United States. The institutional market is generally comprised of schools, colleges, universities, government agencies, military facilities, athletic clubs, athletic teams and dealers, youth sports leagues and recreational organizations. We offer products directly to the institutional market primarily through: (i.) a variety of distinctive, information-rich catalogs; (ii.) sales personnel strategically located in certain large metropolitan areas; (iii.) in-bound and out-bound telemarketers; (iv.) a team of experienced bid and quote personnel and (v.) the Internet. Our marketing efforts are supported by a customer database of over 250,000 names, a call center at our headquarters located in Farmers Branch, Texas, a custom-designed 180,000 square foot distribution center and several manufacturing facilities. We currently offer approximately 10,000 sports related equipment products to our over 100,000 customers.

      In recent years, we believe sales of sports related equipment in the United States has been characterized by a rapidly growing shift in non-store sales through media such as printed catalogs, broadcast and cable infomercials, home shopping channels, and the Internet. This growth is due to the convenience of home shopping for the time constrained dual-career consumer households and the increasingly high level of customer service offered by leading direct marketing firms.

      We believe the institutional sporting goods market is highly fragmented and that most of our competitors lack the necessary capital, support systems, and economies of scale to effectively exploit available opportunities for growth. We believe that we are well positioned to grow our business because of our high capacity order-taking, processing and fulfillment, our well-developed expertise in catalog design and merchandising and our recently implemented SAP/AS400 ERP Information Technology platform.

      One of the most important contributions of SAP is that the data available in the system is channeled to a host of websites. Each website is strategically targeted to a specific customer group or product line. Our websites enable our customers to place orders, access account information, track orders, and perform routine customer service inquires on a real-time basis, twenty-four hours a day, seven days a week. This functionality allows for more convenience and added flexibility for our customers, many of whom are part-time coaches with day jobs and parenting responsibilities.

      We believe the majority of customers have access to the Internet and view placing orders and accessing their account information over the Internet as a significant benefit. We also believe that, in the future, a large portion of our customer base will use the Internet as the predominant method of quoting, ordering, and procuring their products, along with performing customer service inquiries.

      Our sourcing, warehousing, distribution and fulfillment capabilities and our fully integrated SAP information system, provide the necessary capacities, logistics and information technological support to meet the demands and growth potential of E-Commerce. We view the continued migration of our customers to our websites as vital to our future growth and success

      We are a Delaware corporation incorporated in 1982. In 1988 we became the successor of an operating division of Aurora Electronics, Inc. (f/k/a BSN Corp. and referred to herein as "Aurora"). Before the completion of the initial public offering of 3,500,000 shares of our common stock in April 1991, we were a wholly-owned subsidiary of Aurora. As of September 29, 2000, we had two wholly-owned subsidiaries. We acquired substantially all of the assets of Athletic Training Equipment Company, Inc, ("ATEC"), a Delaware corporation in December, 1997. On September 25, 2000, we acquired the stock of Sport Supply Group Asia, Ltd., a Hong Kong corporation. SSG Asia was acquired for US $1,267 from Emerson Radio Corporation. (See Item 13 -- "Certain Relationships and Related Transactions").

      Our executive offices are located at 1901 Diplomat Drive, Farmers Branch, Texas 75234-8914 and our telephone number is (972) 484-9484. Our Internet website, sportsupplygroup.com, provides certain additional information about us.

 Products

      We believe we manufacture and distribute one of the broadest lines of sports related equipment and leisure products to the institutional market. We offer approximately 10,000 sporting goods and sports and recreational leisure products, over 3,000 of which we manufacture. Our product lines include, but are not limited to: archery, baseball, softball, basketball, camping, football, tennis and other racquet sports, gymnastics, indoor recreation, physical education, soccer, field and floor hockey, lacrosse, track and field, volleyball, weight lifting, fitness equipment, outdoor playground equipment, and early childhood development products.

      We believe brand recognition is important to the institutional market. Most of our products are marketed under trade names or trademarks owned or licensed to us. We believe many of our trade names and trademarks are well recognized among institutional purchasers of sports related equipment. We intend to continue to expand our product and brand name offerings by actively pursuing product, trademark and trade name licensing arrangements and acquisitions. Our trademarks, servicemarks, and trade names include, but are not limited to, the following:

   * Official Factory Direct Equipment Supplier of Little League Baseball -- (see discussion below).

   *  Voit[R]  --  institutional  sports  related  equipment  and   products,
      including  inflated  balls  and  baseball  and  softball  products   --
      (licensed from Voit Sports, Inc. - see discussion below).

   * MacGregor[R] -- certain equipment and accessories relating to baseball, softball, basketball, soccer, football, volleyball, and general exercise (e.g., dumbbells, curling bars, etc.) (licensed from MacMark Corporation - see discussion below). See also Part I. Item 1. -"Sales and Marketing" and- Item 3. "Legal Proceedings".

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

   *  Flag  A  Tag[R]  --  flag football belts.

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

   *  Pro Down[R] -- football down markers.

   *  Pro Net -- nets, net assemblies and frames and practice cages.

   * Rol-Dri[R] and Tidi-Court -- golf course and tennis court maintenance equipment.

   *  Safe-Squat -- specialty weight lifting squat machines.

   *  Toppleball[R] -- recreational ball games.

   * U.S. Games, Inc.[R] -- goals, nets, and playing equipment for physical exercise games and mail order catalogs.

      The Voit license permits us to use the Voit[R] trademark in connection with the manufacture, advertisement, and sale to certain institutional customers of specified sports related equipment and products, including inflated balls for all sports and baseball and softball products. We are required to pay annual royalties under the license. The initial term of the Voit license expired on December 31, 1989, and was subject to three renewal options for consecutive terms of five years each. Subject to the terms of the license agreement, we are permitted to use the Voit trademark through December 31, 2004.

      The Huffy sublicense permits us to use the Huffy[R] trademark in connection with manufacturing, advertising, selling and distributing certain sports related products and equipment to institutional customers. We are required to pay annual royalties under the sublicense subject to the terms of the sublicense agreement. The term of the sublicense expires September 30, 2003.

      In February 1992, we acquired two separate licenses to use several trade names, styles, and trademarks (including, but not limited to, MacGregor[R]). On December 21, 2000, the license relating to the use of the MacGregor[R] trademark was amended and restated in its entirety. The amended and restated license permits us to manufacture, promote, sell, and distribute designated customers throughout the world, specified institutional sports related equipment and products relating to baseball, softball, basketball, soccer, football, volleyball, and general exercise. The amended and restated license requires us to pay an annual royalty based upon sales of MacGregor branded products, with the minimum annual royalty set at $100,000. The amended and restated license is exclusive with respect to certain customers and non-exclusive with respect to others. The amended and restated license has an original term of forty (40) years, but will automatically renew for successive forty (40) year periods unless terminated in accordance with the terms of the license. We have converted a substantial portion of our products to the MacGregor[R] brand, which is believed to be a widely recognized trade name in the sporting goods industry. See Part I.
 Item 1.  --  "Business  -  Sales  and  Marketing"  and  Item  3.  --  "Legal
 Proceedings".

      On August 19, 1993, we entered into an exclusive license agreement with AMF Bowling, Inc. to use the AMF name in connection with the promotion and sale of certain gymnastics equipment in the United States and Canada. We are required to pay an annual royalty under the license. The minimum royalty increases by a predetermined percentage each year the license agreement is in effect. Subject to the terms of the AMF license, we are permitted to use the AMF name through December 31, 2001.

      On December 15, 1995, we entered into an agreement with Little League Baseball, Incorporated that, among other things, names us as the "Official Factory Direct Equipment Supplier of Little League Baseball". This agreement is scheduled to expire on April 15, 2001. We have an option to extend the agreement through December 31, 2001, in exchange for a fee, but do not know at this time if we will extend this agreement.

      In addition to the foregoing, we have acquired (or had issued) a number of patents relating to products sold by us. We also have a number of patent applications pending before the U.S. Patent and Trademark Office.

 Sales and Marketing

      We believe we are the largest seller of sporting goods and sports leisure products to the institutional market in the United States. The institutional market is made up of well over 500,000 potential customers, most clearly defined as: 1) Out-of-School Customers including youth sports leagues, recreational departments and organizations, churches and private athletic organizations; 2) In-School Customers including all levels of public and private schools and their related athletic and recreational departments; 3) Government Customers including federal, state and local agencies; and 4) Resale and Specialty Customers including sporting goods resellers and specialty organizations.

      We solicit and sell our products through 10 different direct mail catalogs, an inside sales and customer service staff of over 100 people, an outside sales force of over 30 people traveling in significant metropolitan sales territories, and ten internet sites. We mailed approximately 1,700,000 million catalogs during fiscal 2000.

      We have marketing efforts directed towards the following athletic and leisure activities: Football, Baseball, Basketball, Soccer, Track and Field, Training and Fitness, Camping, Outdoor Recreation, Early Childhood Development, Table Games, Playground Recreation, Tennis and Volleyball. We believe we are also a brand leader in the institutional sporting goods and sports leisure market, marketing our products under a variety of private label and well recognized name brands including: BSN Sports, MacGregor[R], Reebok Team Uniforms, Spaulding, PortaPit, Champion Barbell, Voit[R],
 Huffy[R], AMF[R] and Flag-A-Tag[R].   We believe our  mailing list of  over
 250,000 customer and target prospects is one of our most valuable intangible assets.

      We also have licenses and marketing alliances with national organizations including Little League Baseball[TM], Major League Baseball[R] YMCA, Hershey Chocolate USA, Antigua[R], and Amway Corp. We are the "Exclusive Official Factory Direct Equipment Supplier of Little League Baseball". This affiliation allows us direct marketing rights through April 15, 2001 to the 7,700 chartered Little Leagues in the USA, representing more than 2.0 million participants. In 1996, we entered into a five-year advertising and distribution agreement with Hershey Chocolate USA. We are currently in discussions with Hershey to extend this agreement. Pursuant to this agreement, we market and distribute promotional fund raising literature and programs to our customers, and service the fund raising needs of many nontraditional customers.

      In an effort to maximize the performance of the catalogs and increase market penetration, we have begun the process of opening "Team Hubs" in key underperforming markets. The purpose of these hubs is to provide a local presence and allow field sales representatives to make live presentations to customers and potential customers. These local team sales hubs focus on promoting product to the institutional and youth sports markets.

      During fiscal year 1999, we expanded our local team sales hubs by acquiring two local team dealers. These local team sales hub acquisitions continue to service the local institutional customers and teams with a full line of athletic products. We will also use this local presence to expand our product sales to the local institutional customer base. Conlin Bros., Inc., located in Southern California, was acquired in January 1999. Larry Black Sporting Goods, Inc. in Oklahoma and Kansas, was acquired in February 1999. During October 1999, we further expanded our local team sales hubs by acquiring two more local team dealers: Spaulding Athletic, located in Little Rock Arkansas, and LAKCO Team Sports, located in Southern California. Conlin and LAKCO Team Sports have been consolidated with our existing facility in California.

      During fiscal year 1998, we acquired Athletic Training Equipment Company, Inc. ("ATEC"). ATEC manufactures and markets pitching machines and other baseball training equipment to sporting goods dealers and other sporting goods institutions. These products are marketed using catalogs and outside sales representatives to service the dealers. ATEC has one of the broadest and most versatile lines of pitching machines in the market today. With the use of the latest technology, ATEC has continued to meet the training needs of professional, college, high school and youth baseball and softball leagues.

      During the past two years, we have made a significant investment in launching the ten Internet sites listed below:

   bsnsports.com           -- targets the longstanding customer of SSG who
                              recognizes the BSN sports name
   leaguedirect.com        -- targets Little League and other league sports
   us-games.com            -- targets the early childhood development buyer
   championbarbell.com     -- targets fitness
   bsngsanaf.com           -- targets the government
   newenglandcamp.com      -- targets camping and outdoor leisure
   portapit.com            -- targets track and field
   esportsonline.com       -- targets all customers
   atec-sports.com         -- website for ATEC
   officialfundraising.com -- targets all customers interested in fundraising

      Each website is strategically targeted to a specific customer group or product line. Our websites enable our customers to place orders, access account information, track orders, and perform routine customer service inquires on a real-time basis, twenty-four hours a day, seven days a week. This functionality allows for more convenience and added flexibility for our customers.

      Over the years, we believe we have established a market leader position by constantly updating and expanding our product lines and targeting selling efforts to specific customer profiles. We have historically targeted one market-- institutional sporting goods customers. We are beginning to target individual consumers on our esportsonline.com website. Sales growth is the result of strengthening our marketing and selling expertise and constantly updating our product lines while expanding our selling and distribution channels.

 Customers

      Our revenues are not dependent upon any single customer. Instead, we enjoy a very large and diverse customer base. Our customers include all levels of public and private schools, colleges, universities and military academies, municipal and governmental agencies, military facilities, churches, clubs, camps, hospitals, youth sports leagues, non-profit organizations, team dealers and certain large retail sporting goods chains. We believe our customer base in the United States is the largest in the institutional direct mail market for sports related equipment. Many of our institutional customers typically receive annual appropriations for sports related equipment, which appropriations are generally spent in the period preceding the season in which the sport or athletic activity occurs.

      Approximately 9%, 7% and 7% of our sales in fiscal years 2000, 1999, and 1998 respectively, were to the United States Government, a majority of which were sales to military installations. We have a contract with the General Services Administration (the "GSA Contract") that grants us an "approved" status when attempting to make sales to military installations or other governmental agencies. The existing GSA Contract expires December 31, 2001. Although we intend to extend the expiration date of this contract, no assurance can be made that it will be extended. Under the GSA Contract, we agree to sell approximately 750 products to United States Government agencies and departments at catalog prices or at prices consistent with any discount provided to our other customers. Products sold to the United States Government under the GSA Contract are always sold at our lowest offered price.

      We also have a separate contract with the General Services Administration for the sale of approximately 10 camp related products with terms similar to the GSA Contract. This contract is scheduled to expire August 31, 2002. Although we intend to extend the expiration date of this contract, no assurance can be made that it will be extended.

      We also sell products not covered by the GSA Contract to United States Government customers, although the appropriation process for purchases of these products differs. These sales are made through an U.S. Government non-appropriated fund contract. This contract is administered by the United States Air Force and is scheduled to expire on September 30, 2001.

 Seasonal Factors and Backlog

      Historically, our revenues are lowest in the first fiscal quarter and peak in the second fiscal quarter. Our revenues reflect a level cycle during the third and fourth fiscal quarters. The peak in revenues in the second fiscal quarter is primarily due to the volume generated by spring and summer sports, favorable outdoor weather conditions and school needs before summer closing.

      We had a backlog of approximately $2,329,000 at September 29, 2000 and $2,458,000 at October 1, 1999.

 Manufacturing and Suppliers

      We manufacture, assemble and distribute many of our products from seven of our facilities. See Item 2. -- "Properties" for details. Game tables, gym mats, netting, and tennis and baseball field equipment are manufactured in our three Anniston, Alabama plants. Gymnastics equipment is manufactured at our facility in Cerritos, California. Baseball and softball pitching machines are manufactured at our ATEC subsidiary in Sparks, Nevada. Items of steel and aluminum construction, such as soccer field equipment and weight equipment, are principally manufactured at our facilities in Farmers Branch, Texas.

      Certain products manufactured by us are custom-made (such as tumbling mats ordered in color or size specifications), while others are standardized. The principal raw materials used by us in manufacturing are, for the most part, readily available from several different sources. Such raw materials include foam, vinyl, nylon thread, steel and aluminum tubing, wood, slate and cloth.

      Items not manufactured by us are purchased from various suppliers primarily located in the United States, Taiwan, Australia, the Philippines, Thailand, the People's Republic of China, Pakistan, Sweden and Canada. We have no significant purchase contracts with any major supplier of finished products, and most products purchased from suppliers are readily available from other sources. We purchase most of our finished product in U.S. dollars and are, therefore, not subject to direct foreign exchange rate differences.

 Competition

      We compete in the institutional sporting goods market principally with local sporting goods dealers, retail sporting goods stores, other direct mail catalog marketers and providers of sporting goods on the Internet. We have identified approximately 15 other direct mail companies in the institutional market. We believe that most of these competitors are substantially smaller than us in terms of geographic coverage, products, E-Commerce capability and revenues.

      We compete in the institutional market principally on the basis of: brand, price, product availability and customer service. We believe we have an advantage in the institutional market over traditional sporting goods retailers and team dealers because our selling prices do not include comparable price markups attributable to traditional multi-distribution channel markups. In addition, our ability to control the availability of goods we manufacture enables us to respond more rapidly to customer demand. We believe our direct mail competitors operate primarily as wholesalers and distributors, with little or no manufacturing capability.

 Government Regulation

      Many of our products are subject to 15 U.S.C.A. SS 2051-2084 (1998 and Supp. 1998), among other laws, which empowers the Consumer Product Safety Commission (the "CPSC") to protect consumers from hazardous sporting goods and other articles. The CPSC has the authority to exclude from the market certain articles that are found to be hazardous and can require a manufacturer to refund the purchase price of products that present a substantial product hazard. CPSC determinations are subject to court review. Similar laws exist in some states and cities in the United States.

 Product Liability and Insurance

      Because of the nature of our products, we are periodically subject to product liability claims resulting from personal injuries. We may become involved in various lawsuits incidental to our business, some of which relate to claims allegedly resulting in substantial permanent paralysis. Significantly increased product liability claims continue to be asserted successfully against manufacturers and distributors of sports equipment throughout the United States resulting in general uncertainty as to the nature and extent of manufacturers' and distributors' liability for personal injuries. See Item 3. -- "Legal Proceedings".

      There can be no assurance that our general product liability insurance will be sufficient to cover any successful product liability claims made against us. In our opinion, any ultimate liability arising out of currently pending product liability claims will not have a material adverse effect on our financial condition or results of operations. However, any claims substantially in excess of our insurance coverage, or any substantial claim not covered by insurance, could have a material adverse effect on our financial condition and results of operations.

 Employees

      On November 17, 2000, we had approximately 551 full-time employees, of whom 176 were involved in our manufacturing operations. We also hire part-time and temporary employees primarily during the summer months. None of our employees are represented by unions, and we believe our relations with employees are good.

                      EXECUTIVE OFFICERS OF THE COMPANY
                          (As of December 27, 2000)

                                                               First Fiscal
                                                               Year Became
        Name           Age      Present  Position                Officer
        ----           ---      -----------------                -------
 Geoffrey P. Jurick     59   Chairman of the Board and              1996
                             Chief Executive Officer

 John P. Walker         37   President                              1996

 Terrence M. Babilla    38   Chief Operating Officer,               1995
                             Executive Vice President, General
                             Counsel and Secretary

 Robert K. Mitchell     48   Chief Financial Officer                2000

 Douglas E. Pryor       44   Vice President, Manufacturing          1999
                             and Purchasing

 Eugene J.P. Grant      53   Vice President, Strategic              1999
                             Planning

 Kenneth A. Corby       39   Vice President, Corporate              1998
                             Development


      All officers are elected for terms of one year, or until their successors are duly elected.

 Item 2.   Properties.

      The following table sets forth the material properties owned or leased by the Company or our subsidiaries:

                                Approximate
                                  Square                        Lease Expires
        Facility Purpose          Footage        Location        or is Owned
        ----------------          -------        --------      --------------
  Manufacturing and corporate     135,000        Farmers       December, 2004
    headquarters                                 Branch, TX
  Warehouse and fulfillment       181,000        Farmers       December, 2004
    processing                                   Branch, TX
  Gymnastic equipment              45,000        Cerritos, CA  December, 2001
    manufacturing
  Pitching equipment               62,500        Sparks, NV    July, 2004
    manufacturing
  Foam and netting product         35,000        Anniston, AL  Owned
    manufacturing
  Game table manufacturing         45,000        Anniston, AL  Owned
  Foam Manufacturing               38,500        Anniston, AL  November, 2001


      We believe the facilities used in our operations are in satisfactory condition and adequate for our present and anticipated future operations. In addition to the facilities listed above, we lease space in various locations, primarily for use as sales offices.

 Item 3.   Legal Proceedings.

      Periodically, we become involved in various claims and lawsuits incidental to our business. In management's opinion, any ultimate liability arising out of currently pending claims will not have a material adverse effect on our financial condition or results of operations. However, any claims substantially in excess of our insurance coverage, or any substantial claim that may not be covered by insurance (such as the claim described below) or any significant monetary settlement, could have a material adverse effect on our financial condition or results of operations.

      On June 18, 1999 we filed a lawsuit for declaratory relief in the United States District Court for the Northern District of Texas against MacMark Corporation ("MacMark") and Equilink Licensing Corp., both of which are controlled by Riddell Sports, Inc. Subsequently, we added Riddell Sports Corp. as a defendant. The lawsuit arose out of a notice delivered by MacMark purportedly terminating our rights under our license to use the MacGregor[R] trademark. The license was perpetual and royalty free subject to certain limited termination rights. MacMark stated in it's notice that it considered there to be continuing and material breaches of the license agreement and that such breaches were incurable, all of which we disputed.

      On December 21, 2000, the parties settled this lawsuit by entering into an Amended and Restated License Agreement. The Amended and Restated License Agreement clarifies and expands many of our rights regarding the use of the MacGregor trademark, including additional product offerings, use of the Internet and a broader geographic scope. The Amended and Restated License Agreement also requires us to pay an annual royalty based upon sales of MacGregor branded products, with the minimum annual royalty set at $100,000.

 Item 4.   Submission of Matters to a Vote of Security Holders.

      Not Applicable.

                                   PART II.

 Item 5.   Market for  Registrant's  Common Equity  and  Related  Stockholder
 Matters.

      Our common stock, par value $.01 per share (the "Common Stock") is traded on the New York Stock Exchange, Inc. ("NYSE") under the symbol GYM. The NYSE recently adopted new continued listing requirements that require a listed company to have both $50 million of stockholders' equity and $50 million of market capitalization. Since we do not meet the NYSE's newly adopted continued listing requirements, the NYSE notified us that trading of our common stock on the NYSE will be suspended. We have requested that a Committee of the Board of Directors of the NYSE review this decision. We anticipate a hearing with the NYSE on or before January 31, 2001. We have also applied for listing of our common stock on the American Stock Exchange ("AMEX"). The AMEX has declined our application because we do not meet the $3.00 minimum price requirement and because of the default under our bank agreement (which has subsequently been favorably resolved) as more fully described in Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations: Liquidity and Capital Resources". We have appealed the AMEX ruling and expect a hearing in January 2001. No assurance can be made that the NYSE will continue to list our common stock or that the AMEX will approve our application to list our shares of common stock. As of November 8, 2000, there were 1,713 holders of the Common Stock (including individual security position listings). The following table sets forth the high/low sales range for the periods indicated.

                                         Common  Stock
        Fiscal Year  Fiscal Quarter      High       Low
        -----------  --------------     ------    -----
           1999          First           9.313    5.875
                         Second         11.875    7.750
                         Third          10.750    8.750
                         Fourth         10.313    8.125

           2000          First           8.438    5.688
                         Second          8.250    5.938
                         Third           6.125    3.875
                         Fourth          4.875    2.188

      We have not declared dividends in the past three fiscal years and currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

      On May 28, 1997, the Board of Directors approved the repurchase of up to 1,000,000 shares of our issued and outstanding common stock in the open market and/or privately negotiated transactions. On October 28, 1998, the Board of Directors approved a second repurchase program of up to an additional 1,000,000 shares of our issued and outstanding common stock in the open market and/or privately negotiated transactions. As of September 29, 2000, we repurchased approximately 1,333,000 shares of our issued and outstanding common stock in the open market and privately negotiated transactions. Any future purchases will be subject to price and availability of shares, working capital availability and any alternative capital spending programs. Our bank agreement currently prohibits the repurchase of any additional shares without the bank's prior consent.

      On January 14, 1998, we issued 50,000 shares of restricted stock to John P. Walker, President and a Director of Sport Supply Group, Inc., in a privately negotiated transaction pursuant to Section 4(2) of the Securities Act of 1933, as amended (i.e. a transaction by an issuer not involving a public offering). These shares vested over a two-year period. We did not receive any cash proceeds from the issuance of these shares.

 Item 6.   Selected Financial Data (Unaudited).

      The following sets forth selected historical financial information. The data has been derived from our audited financial statements. The amounts are in thousands, except for per share data. The historical information should be read in conjunction with Item 7. -- "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and notes thereto included in Item 8. -- "Financial Statements and Supplementary Data".

                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                     SELECTED FINANCIAL DATA (UNAUDITED)
              ( Amounts in thousands, except for per share data )

                                              Fiscal   Fiscal   Fiscal    Eleven     Fiscal
                                               Year     Year    Months      Year     Months
                                              Ended    Ended    Ended      Ended     Ended
                                             Sept 29,  Oct 1,   Oct 2,    Sep 26,    Nov 1,
Statement of Earnings Data:                    2000     1999     1998    1997 (1)     1996
                                             -------   -------  -------   -------    -------
Net revenues                                $113,334  $107,069 $ 97,292  $ 79,109   $ 80,521
Gross profit                                  36,170    37,283   32,303    26,811     25,001
Operating profit (loss)                         (437)    8,445    7,782     4,226        (65)
Interest expense                               2,022     1,196      474       757      1,372
Other income, net                                 17        63      215        83         38
Earnings (loss) from continuing operations    (1,518)    4,623    4,964     2,576       (964)
Loss from discontinued operations (2)             --        --       --    (2,574)   (17,773)
Net earnings (loss)                         $ (1,518) $  4,623 $  4,964  $      2   $(18,737)
                                             =======   =======  =======   =======    =======
Earnings (loss) per common share and
 common equivalent share: (notes 1 and 2)
Net earnings (loss) per common share
 from continuing operations                 $  (0.21) $   0.63 $   0.62  $   0.32   $  (0.14)
Net loss per common share from
 discontinued operations                          --        --       --     (0.32)     (2.64)
                                             -------   -------  -------   -------    -------
Net earnings (loss) per common share        $  (0.21) $   0.63 $   0.62  $   0.00   $  (2.78)
                                             =======   =======  =======   =======    =======
Net earnings (loss) per common share from
 continuing operations - assuming dilution  $  (0.21) $   0.60 $   0.60  $   0.32   $  (0.14)
Net loss per common share from discontinued
 operations - assuming dilution                 --          --       --     (0.32)     (2.63)
                                             -------   -------  -------   -------    -------
Net earnings (loss) per common share
 - assuming dilution                        $  (0.21) $   0.60 $   0.60  $   0.00   $  (2.77)
                                             =======   =======  =======   =======    =======

Weighted average common and common
 equivalent shares: (note 1)
Weighted average common shares outstanding     7,273     7,390    8,026     8,146      6,747
Weighted average common shares outstanding     7,273     7,728    8,237     8,151      6,768
 - assuming dilution
Cash dividends declared per common share          --        --       --        --         --

                                               At        At       At        At         At
                                            Sept 29,   Oct 1,   Oct 2,    Sep 26     Nov 1,
Balance Sheet Data:                           2000      1999     1998      1997       1996
                                             -------   -------  -------   -------    -------
Working capital                             $ 30,771  $ 31,873 $ 25,245  $ 24,006   $ 21,322
Total assets                                  73,687    73,249   54,804    50,484     70,009
Long-term obligations, net                    19,034    18,426    5,161     4,418     24,338
Total liabilities                             33,150    31,141   13,626    11,527     40,846
Stockholders equity                           40,537    42,108   41,178    38,957     29,163

                NOTES TO SELECTED FINANCIAL DATA (UNAUDITED)

 (1) During 1997, we changed our financial reporting year-end from October 31 to September 30. Therefore, the fiscal year ended September 26, 1997 is a transition period consisting of eleven calendar months.
 (2) On May 20, 1996 we disposed of substantially all of the assets (other than cash and accounts receivable) of the Gold Eagle Division to a privately held corporation.


 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following table sets forth, for the periods indicated, certain items related to our continuing operations as a percentage of net revenues.

                                 For the         For the           For the
                                12 Months       12 Months         12 Months
                             Ended Sept. 29,   Ended Oct. 1,     Ended Oct. 2,
                                   2000            1999              1998
                                   ----            ----              ----
 Net revenues (in thousands)     $113,333        $107,069           $97,292
                                    100.0%          100.0%            100.0%

 Cost of sales                       68.1%           65.2%             66.8%
 Selling, general and
   administrative expenses           30.8%           26.9%             24.0%
 Internet                             1.0%             --                --
 Non-Recurring Charges                0.5%             --               1.2%

 Operating profit (loss)             (0.4%)            7.9%             8.0%



 2000 Compared to 1999

      The following table summarizes certain financial information relating to our results of operations for the fiscal years ended September 29, 2000 and October 1, 1999:

                                    2000              1999
                                 -----------       -----------
      Net Revenues              $113,333,785      $107,068,508
      Gross Profit               $36,169,949       $37,282,908
      SG&A                       $34,865,452       $28,838,366
      Internet expenses           $1,136,149                --
      Non-recurring charges         $605,000                --
      Net Earnings (loss)       $(1,517,606)        $4,622,839


 Net Revenues. Net revenues for the fiscal year ended September 29, 2000 ("fiscal 2000") increased by approximately $6.3 million (5.9%) as compared to the fiscal year ended October 1, 1999 ("fiscal 1999"). The increase in net revenues reflects increases in revenues associated primarily with our team dealers, fund-raising product sales and in-school and out-of-school sales increases.

 Gross Profit. Gross profit for fiscal 2000 decreased by approximately $1.1 million (3.0%) as compared to fiscal 1999. As a percentage of net revenues, gross profit decreased to 31.9% in fiscal 2000 from 34.8% for fiscal 1999. A portion of the decrease in gross profit is due to $500,000 in one-time vendor rebates that were recorded during fiscal 1999. We expect to continue to experience a lower gross profit as a percentage of net revenue as compared to the previous year due to expected increases in bid-related, fund raising products and team dealer sales, because revenues associated with such customer groups have lower margins than those we have historically experienced.

 Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2000 increased by approximately $6.0 million (20.9%) as compared to fiscal 1999. As a percentage of net revenues, selling, general and administrative expenses increased to 30.8% for fiscal year 2000 as compared to 26.9% for fiscal 1999. The increase in these expenses as a percentage of net revenues was primarily due to the following factors:

 (i.) An increase in payroll and related costs of approximately $3.3 million for fiscal year 2000 as compared to fiscal year 1999. This increase was primarily a result of the increased number of outside sales employees, the employees of companies acquired during the second quarter of the prior year and first quarter of fiscal year 2000 and temporary help related to increased receivable collection efforts.

 (ii.) An increase in computer related expenses of approximately $1.1 million for fiscal year 2000 as compared to fiscal year 1999. This is primarily the result of higher operating costs of maintaining the SAP/AS400 system and support after the system was implemented.

 (iii.) An increase in depreciation and amortization expense of approximately
      $771,000 for fiscal year 2000 as compared to fiscal year 1999. This is primarily the result of hardware and software acquisitions related to our successful implementation of the SAP/AS400 ERP information system. Currently, the depreciation for the SAP/AS400 is approximately $1.0 million annually.

 (iv.) An  increase  in  selling  and  promotional  expense  of approximately
      $539,000 for fiscal year 2000 as compared to fiscal year 1999. This is primarily a result of higher catalog expense.

 (v.) An increase in  facility related expense  of $448,000  for fiscal  year
      2000 as compared to fiscal year 1999. This is primarily due to the full year impact of the additional facilities acquired during the second quarter of the prior year and the additional facilities acquired in first quarter of fiscal year 2000.

 We are attempting to reduce future operating expenses by migrating customers to our fully integrated websites, reducing catalog and other marketing expenditures, renegotiating certain leases and contracts, consolidating operations and reducing manufacturing overhead.

 Internet Expense. We incurred Internet related expenses of approximately $1.1 million for the year ended September 29, 2000. These expenses are related to significant enhancements, including the creation of shopping cart capabilities and full integration with our SAP system. Internet expenses are expected to decrease in fiscal year 2001 because additional significant enhancements are not planned.

 Non-recurring Charges. We successfully negotiated the settlement of two lawsuits. Consequently, in fiscal year 2000, we recorded a non-recurring charge related to these claims in the amount of $605,000.

 Operating Profit. Operating profit decreased from a profit of $8.4 million in 1999 to a loss of $437,000 in fiscal 2000. The decrease in operating profit is due to reduced margins and increased SG&A expenses, as described above.

 Interest Expense. Interest expense increased in fiscal 2000 by approximately $826,000 (69.0%) to $2.0 million compared to $1.2 million in fiscal 1999. The increase in interest expense resulted from increased overall levels of borrowing. The higher borrowing levels are a result of the: (i.) cash payments for the acquisitions of Spaulding and LAKCO in October 1999; (ii.) stock repurchased under our stock buyback program; (iii.) cash paid for the SAP/AS400 ERP, Internet system implementation and Internet development; and (iv.) funding the growth of inventories. In addition, our borrowing rates have increased as a result of the amendments to our credit agreement. Assuming interest rates stay the same, we expect interest expense in fiscal year 2001 to be similar to fiscal year 2000.

 Other Income, Net. Other income decreased approximately $46,000 in fiscal 2000 as compared to fiscal 1999.

 Provision (Benefit) for Income Taxes. The benefit for income taxes increased approximately $3.6 million to a benefit of $924,000 in fiscal 2000 from a provision of $2.7 million in fiscal 1999. Our effective tax rate increased to 37.8% in fiscal 2000 from 36.8% in fiscal 1999. We have a net operating loss carryforward that can be used to offset future taxable income and can be carried forward for 15 to 20 years. No valuation allowance has been recorded for our deferred tax assets because we believe it is more likely than not such assets will be realized. We believe the deferred tax assets will be realized by future profitable operating results. Realization of our net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of loss carryforwards. Although realization is not assured, we believe it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

   See Note 4 to the consolidated financial statements included in Item 8 -- "Financial Statements and Supplementary Data".


 Net Earnings (Loss). Net earnings decreased approximately $6.1 million to a net loss of $1.5 million in fiscal 2000 from net earnings of $4.6 million in fiscal 1999. As a percentage of the net revenues, net earnings decreased to (1.4%) in fiscal 2000 from 4.3% in fiscal 1999. Earnings per share before dilution from continuing operations decreased to $(0.21) per share in fiscal 2000 from $0.63 per share in fiscal 1999. Fiscal year 2000 includes a decrease of approximately 5.9% in weighted average shares outstanding. The weighted average shares outstanding is expected to increase during fiscal 2001 as a result of the issuance of approximately 1,630,000 of our shares of common stock to Emerson Radio Corp on or before January 15, 2001. See Item
 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations: Liquidity and Capital Resources".

 1999 Compared to 1998

      The following table summarizes certain financial information relating to our results of operations for the fiscal years ended October 1,1999 and October 2, 1998:

                                    1999              1998
                                 -----------       -----------
             Net Revenues       $107,068,508       $97,291,991
             Gross Profit        $37,282,908       $32,303,198
             SG&A                $28,838,366       $23,336,972
             Net Earnings         $4,622,839        $4,964,311

 Net Revenues. Net revenues for the fiscal year ended October 1, 1999 ("fiscal 1999") increased by approximately $9.8 million (10.1%) as compared to the fiscal year ended October 2, 1998 ("fiscal 1998"). The increase in net revenues reflects increases in revenues associated primarily with the acquisitions of Larry Black Sporting Goods and Conlin Brothers and increased ATEC sales.

 Gross Profit. Gross profit for fiscal 1999 increased by approximately $5.0 million (15.4%) as compared to fiscal 1998. As a percentage of net revenues, gross profit increased to 34.8% in fiscal 1999 from 33.2% for fiscal 1998.

 Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 1999 increased by approximately $5.5 million (23.6%) as compared to fiscal 1998. As a percentage of net revenues, operating expenses increased to 26.9% for fiscal year 1999 as compared to 24.0% for fiscal 1998. The increase in these expenses as a percentage of net revenues was primarily due to the following factors:

 (i.)   An increase in payroll costs associated with the additional employees hired during the fiscal year. The number of employees increased by approximately 100 full-time employees.
 (ii.)  An increase in operating expenses,  including catalog and advertising expense, and rent and utilities related to acquisition facilities. (iii.) An increase in the allowance for doubtful accounts receivable.
      During  the  year  the  accounts  receivable  days  sales   outstanding
      increased.
 (iv.)  An increase in depreciation  and  amortization  expense is  primarily the result of hardware and software acquisitions related to our successful Year 2000 compliant SAP/AS400 ERP information system implementation and Internet technology. The depreciation of the IT system began in May 1999.

      These increases were partially offset by decreases in our insurance expenses.

      During fiscal years 1998 and 1999 we embarked on a significant computer conversion, Year 2000 project and made capital expenditures of over $8,800,000, plus operating leases and maintenance agreements for the IBM AS/400 and NT office network hardware. MIS department operating expenses during fiscal 1998 and fiscal 1999 totaled over $1,700,000.

 Operating Profit. Operating profit increased by approximately $662,000 (8.5%) to a profit of $8.4 million in fiscal 1999, as compared to $7.8 million in fiscal 1998. As a percentage of net revenues, operating profit decreased to 7.9% in fiscal 1999 from 8.0% for fiscal 1998.

 Interest Expense. Interest expense increased in fiscal 1999 by approximately $722,000 (152.4%) to $1.2 million compared to $474,000 in fiscal 1998. The increase in interest expense resulted from increased overall levels of borrowing. The increase in borrowings under the senior credit facility reflects: (i.) cash payments for the Larry Black, Conlin and Flag- A-Tag acquisitions; (ii.) stock repurchased under our stock buyback program; (iii.) cash paid for the Year 2000 project, SAP/AS400 ERP system implementation and Internet technology development; and (iv.) funding the growth of receivables and inventories.

 Other Income, Net. Other income decreased approximately $152,000 in fiscal 1999 as compared to fiscal 1998.

 Provision for Income Taxes. The provision for income taxes increased approximately $129,000 to a provision of $2.7 million in fiscal 1999 from a provision of $2.6 million in fiscal 1998. Our effective tax rate increased to 36.8% in fiscal 1999 from 34.0% in fiscal 1998. The increase in the tax rate from fiscal 1998 to fiscal 1999 is the result of a reduction in Net Operating Loss carryforward benefit and state income taxes. See Note 4 to the consolidated financial statements included in Item 8 -- "Financial Statements and Supplementary Data".

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

 Liquidity and Capital Resources

      Our working capital decreased approximately $1.1 million during the fiscal year ended September 29, 2000, from $31.9 million at fiscal year ended October 1, 1999 to $30.8 million at September 29, 2000. The decrease in working capital is primarily a result of an increase in trade payables and a decrease in trade receivables. The decrease in working capital was partially offset by an increase in inventories.

      We have a credit agreement with Comerica Bank-Texas to finance our working capital requirements. The credit agreement provides for a revolving credit facility and a term loan. As of September 29, 2000, we had total borrowings under our senior credit facility of approximately $20.3 million. This balance included a term loan of $2.5 million and loans outstanding under the revolving credit facility of $17.8 million. The net increase from 1999 to 2000 of approximately $260,000 in borrowings under the revolving credit facility was a result of increased working capital needs.

      On September 13, 2000, we entered into an amendment to the credit agreement. Several changes were made to the credit agreement, including reducing the credit facility from $40 million to $27.5 million and amending the fixed charge coverage ratio. At fiscal year end, we were not in compliance with the revised fixed charge coverage ratio and were, therefore, in default.

      Comerica Bank-Texas agreed to waive this default and eliminate the fixed charge coverage ratio pursuant to an amendment to the credit agreement including, among other terms, our pay off of the term loan by January 15, 2001. The term loan currently has an outstanding balance of approximately $2.2 million.

      On December 22, 2000, Emerson Radio Corp., our largest stockholder, offered to purchase 1,629,629 shares of our common stock from us for $1.35 per share in cash, for a total purchase price of $2.2 million. The $1.35 per share purchase price represented a 20% premium to the closing price of our common stock on December 22, 2000. Emerson's offer was contingent on Comerica making certain amendments to the senior secured credit facility before December 28, 2000, including eliminating the fixed charge coverage ratio. Emerson agreed to finalize this purchase on or before January 15, 2001. Our Board agreed that selling additional shares to Emerson for $1.35 per share and using the proceeds to pay off the term loan was in our best interests and approved Emerson's offer. Emerson will own 4,303,329 shares, or approximately 48.3%, of our issued and outstanding shares as a result of such purchase. Emerson also owns warrants to purchase an additional 1 million shares of our common stock for $7.50 per share.

      On December 27, 2000, we entered into an amendment to the credit agreement whereby we agreed to (i) pay off the term loan by January 15, 2001 with the proceeds from the Emerson transaction mentioned above, (ii) pay Comerica a $15,000 waiver fee, (iii) delete the fixed charge coverage ratio and add an interest coverage ratio and (iv) pay Comerica a $250,000 fee if the credit facility is not refinanced by March 30, 2001.

      Based on Emerson's agreement to purchase shares of common stock for $2.2 million and our intent to use these proceeds to pay off the term loan by January 15, 2001, and Comerica waving existing defaults and modifying financial statement covenants, we have classified our Comerica credit facility as long term. We believe we will meet all of our new credit facility covenants at least through September 29, 2001.

      Although the maturity date on our revolving note is October 2, 2002, it is our intent to refinance our credit facility with a different lender prior to March 30, 2001. We are currently negotiating proposals from other lenders. We do not have a commitment for replacing our current lender. There can be no assurance that such financing will be available prior to March 30, 2001 or that, if available, such financing will be available on acceptable terms. If we are able to refinance the credit facility on acceptable terms, then we will incur fees and expenses associated with such refinancing, including writing off approximately $150,000 in unamortized loan fees on our balance sheet. If we are unable to refinance the credit facility on acceptable terms, then we will retain Comerica as our senior lender and incur a $250,000 payment obligation.

      We believe we can satisfy our short-term and long-term working capital requirements to support our current operations for at least the next 12 months from borrowings under a credit facility (whether it is our existing credit facility or a replacement credit facility) and cash flows from operations.

      On May 28, 1997, the Board of Directors approved the repurchase of up to 1,000,000 shares of our issued and outstanding common stock in the open market and/or privately negotiated transactions. On October 28, 1998, the Board of Directors approved a second repurchase program of up to an additional 1,000,000 shares of our issued and outstanding common stock in the open market and/or privately negotiated transactions. As of September 29, 2000, the Company repurchased approximately 1,333,000 shares of our issued and outstanding common stock in the open market and privately negotiated transactions. Any future purchases will be subject to price and availability of shares, working capital availability and any alternative capital spending programs. Our bank agreement currently prohibits the repurchase of any additional shares without the bank's prior consent. The refinancing proposals we are currently negotiating will similarly restrict stock repurchases.

      During October 1999, we acquired certain assets of LAKCO, Inc. and Spaulding, Inc., both distributors of sporting goods equipment to the institutional market. We have accounted for these acquisitions using the purchase method and, as such, our results of operations are combined with the results of operations of the acquired companies subsequent to the acquisition date. No proforma information is presented herein because the proforma information would not materially differ from actual results.

      We  do  not  currently  have   any  material  commitments  for  capital
 expenditures.


 Certain Factors that May Affect the Company's Business or Future Operating Results

      This report contains various forward looking statements and information that are based on our beliefs as well as assumptions made by and information currently available to us. When used in this report, the words "anticipate", "believe", "estimate", "expect", "predict", "intend", "project" and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Among the key factors that may have a direct bearing on our results are set forth below.

      Future trends for revenues and profitability remain difficult to predict. We continue to face many risks and uncertainties, including:

      1. general and specific market and economic conditions;
      2. reduced sales to the United States Government due to a reduction in Government spending;
      3. unanticipated disruptions or slowdowns;
      4. high fixed costs;
      5. competitive factors;
      6. risk of nonpayment of accounts receivable;
      7. foreign supplier related issues;

      The general economic condition in the U.S. could affect pricing on raw materials such as metals and other commodities used in the manufacturing of certain products as well as finished goods. Any material price increases to the customer could have an adverse effect on revenues and any price increases from vendors could have an adverse effect on our costs.

      Approximately 9% of our fiscal year 2000 sales were made to the U.S. Government, a majority of which were made to military installations. Anticipated reductions in U.S. Government spending could reduce funds available to various government customers for sports related equipment, which could adversely affect our results of operations.

      Our ability to provide high quality customer service, process and fulfill orders and manage inventory depends on: (i.) the efficient and uninterrupted operation of our call center, distribution center and manufacturing facilities and our management information systems and (ii.) the timely performance of vendors, catalog printers and shipping companies. Any material disruption or slowdown in the operation of our call center, distribution center, manufacturing facilities or management information systems, or comparable disruptions or slowdowns suffered by our principal service providers, could cause delays in our ability to receive, process and fulfill customer orders and may cause orders to be canceled, lost or delivered late, goods to be returned or receipt of goods to be refused.

      We ship approximately 50% of our products using United Parcel Service ("UPS"). As experienced in 1997, a strike by UPS or any of our other major carriers could adversely affect our results of operations due to not being able to deliver our products in a timely manner and using other more expensive freight carriers. Although we have analyzed the cost benefit effect of using other carriers, we continue to utilize UPS for the majority of our small package shipments.

      Operations and maintenance of our call center, distribution center, manufacturing facilities and management information systems involve substantial fixed costs. Catalog mailings entail substantial paper, postage, merchandise acquisition and human resources costs, including costs associated with catalog development. If net sales are substantially below expectations, our results of operations may be adversely affected.

      Paper and postage are significant components of our operating costs. Paper stock represents the largest element of the cost of printed merchandise. Paper-based packaging products, such as shipping cartons, constitute a significant element of distribution expense. Paper prices have been historically volatile. Future price increases could have a material adverse affect on our results of operations. Postage for catalog mailings is also a significant element of our operating expense. Postage rates increase periodically and can be expected to increase in the future. There can be no assurance that future increases will not adversely impact our operating margins. We will be able to reduce our paper and postage costs if we successfully migrate a significant portion of our business to the Internet because we will be less reliant on paper catalogs.

      The institutional market for sporting goods and leisure products is highly competitive and there are no significant barriers to enter this market. The recent growth in this market has encouraged the entry of many new competitors as well as increased competition from established companies. We are facing significant competitors and new competition from new entrants. These competitors include large retail operations that also sell to the institutional market, other catalog and direct marketing companies, team dealers, and Internet sellers. Increased competition could result in pricing pressures, increased marketing expenditures and loss of market share and could have a material adverse effect on our results of operations

      We continue to closely monitor orders and the creditworthiness of our customers. We have not experienced abnormal increases in losses associated with accounts receivable; however, we have experienced an increase in days sales outstanding. We have made allowances for the amount we believe to be adequate to properly reflect the risk to accounts receivable; however, unforeseen market conditions may compel us to increase the allowances.

      We derive a significant portion of our revenues from sales of products purchased directly from foreign suppliers located primarily in the Far East. In addition, we believe foreign manufacturers produce many of the products we purchase from domestic suppliers. We are subject to risks of doing business abroad, including delays in shipments, adverse fluctuations in foreign currency exchange rates, increases in import duties, decreases in quotas, changes in custom regulations, acts of God (such as earthquakes) and political turmoil. The occurrence of any one or more of the foregoing could adversely affect our operations.


 Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      We own no marketable securities nor have investments that are subject to market risk. The interest on borrowings under our senior credit facility is based on the prime rate. As our borrowing levels have increased, a significant increase in interest rates could have a material adverse effect on our financial condition and results of operations. Assuming borrowing levels remain constant for fiscal 2001 at the same level as at the end of fiscal year 2000, a 3% increase in interest rates would increase interest expense by more than $500,000. Most financial and economic experts are not predicting a significant increase in prime borrowing rates during the coming year.

 Item 8.   Financial Statements and Supplementary Data.

 Index to Financial Statements                                      Page
 -----------------------------                                      ----

 Report of Independent Auditors                                      21

 Consolidated Balance Sheets as of September 29, 2000 and
   October 1, 1999                                                   22

 Consolidated Statements of Operations for the Years Ended
   September 29, 2000, October 1, 1999 and October 2, 1998           23

 Consolidated Statements of Stockholders' Equity for the Years
   Ended September 29, 2000, October 1, 1999 and October 2, 1998     24

 Consolidated Statements of Cash Flows for the Years Ended
   September 29, 2000, October 1, 1999, and October 2, 1998          25

 Notes to Consolidated Financial Statements                          26

 Supplemental Financial Information (Unaudited)                      38


 Financial statement schedules are omitted as the required information is presented in the consolidated financial statements or the notes thereto or is not necessary.

                        REPORT OF INDEPENDENT AUDITORS

 To the Board of Directors of Sport Supply Group, Inc.:

      We have audited the accompanying consolidated balance sheets of Sport Supply Group, Inc. and subsidiaries as of September 29, 2000 and October 1, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three fiscal years in the period ended September 29, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sport Supply Group, Inc. and subsidiaries as of September 29, 2000 and October 1, 1999, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended September 29, 2000 in conformity with accounting principles generally accepted in the United States.


                                 ERNST & YOUNG LLP

 Dallas, Texas
 November 20, 2000
 except for Note 3, as to which the date is December 27, 2000


                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                    September 29,  October 1,
                                                         2000        1999
                                                      ----------   ----------
 CURRENT ASSETS :
   Cash and equivalents                              $   112,017  $   201,911
   Accounts receivable:
     Trade, less allowance for doubtful accounts
     of $836,000 at Sept. 29, 2000 and $465,000
     at Oct. 1, 1999                                  21,699,695   22,926,169
     Other                                               727,830      975,956
   Inventories, net                                   19,853,059   18,509,262
   Other current assets                                1,152,639      911,972
   Deferred tax assets                                 1,341,203    1,062,188
                                                      ----------   ----------
     Total current assets                             44,886,443   44,587,458
                                                      ----------   ----------
 DEFERRED CATALOG EXPENSES                             1,552,838    2,078,262

 PROPERTY, PLANT AND EQUIPMENT :
   Land                                                    8,663        8,663
   Buildings                                           1,605,102    1,605,102
   Computer equipment and software                    11,589,567   10,038,530
   Machinery and equipment                             6,402,708    6,192,272
   Furniture and fixtures                              1,521,374    1,286,745
   Leasehold improvements                              2,425,562    2,368,439
                                                      ----------   ----------
                                                      23,552,976   21,499,751
   Less--Accumulated depreciation and amortization   (11,131,183)  (8,889,925)
                                                      ----------   ----------
                                                      12,421,793   12,609,826
                                                      ----------   ----------
 DEFERRED TAX ASSETS                                   2,866,910    2,101,239

 COST IN EXCESS OF TANGIBLE NET ASSETS ACQUIRED,
   less accumulated amortization of $1,745,000 at
   Sept. 29, 2000 and $1,464,000 at Oct. 1, 1999       7,867,222    7,937,809
 TRADEMARKS, less accumulated amortization of
   $1,547,000 at Sept. 29, 2000 and $1,339,000
   at Oct. 1, 1999                                     3,235,996    3,079,010
 OTHER ASSETS, less accumulated amortization
   of $451,000 at Sept. 29, 2000 and $1,058,000
   at Oct. 1, 1999                                       855,613      855,375
                                                      ----------   ----------
                                                     $73,686,815  $73,248,979
                                                      ==========   ==========

 CURRENT LIABILITIES :
   Accounts payable                                  $ 9,871,068  $ 7,975,509
   Other accrued liabilities                           2,604,680    2,328,549
   Notes payable and capital lease obligations,
     current portion                                   1,639,458    2,410,839
                                                      ----------   ----------
       Total current liabilities                      14,115,206   12,714,897

 NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS,
   net of current portion                             19,034,345   18,425,925

 STOCKHOLDERS' EQUITY :
   Preferred stock, par value $0.01, 100,000
     shares authorized, no shares outstanding                  -            -
   Common stock, par value $0.01, 20,000,000 shares
     authorized, 9,350,731 and 9,333,241 shares
     issued at Sept. 29, 2000 and Oct. 1, 1999,
     7,275,949 and 7,273,899 shares outstanding at
     Sept. 29, 2000 and Oct. 1, 1999, respectively        93,507       93,332
  Additional paid-in capital                          59,785,587   59,743,384
  Accumulated deficit                                 (1,639,813)    (122,207)
  Treasury stock, at cost, 2,074,782 shares at Sept.
    29, 2000 and 2,059,342 shares at Oct. 1, 1999    (17,702,017) (17,606,352)
                                                      ----------   ----------
                                                      40,537,264   42,108,157
                                                      ----------   ----------
                                                     $73,686,815  $73,248,979
                                                      ==========   ==========

 The accompanying notes are an integral part of these financial statements.


                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
 For The Years Ended September 29, 2000, October 1, 1999, and October 2, 1998


                                   ------------   ------------   -----------
                                        2000           1999          1998
                                   ------------   ------------   -----------
 Net revenues                     $ 113,333,785  $ 107,068,508  $ 97,291,991

 Cost of sales                       77,163,836     69,785,600    64,988,793
                                   ------------   ------------   -----------
 Gross profit                        36,169,949     37,282,908    32,303,198

 Selling, general and
    administrative expenses          34,865,452     28,838,366    23,336,972
 Internet expenses                    1,136,149              -             -
 Nonrecurring charges                   605,000              -     1,184,024
                                   ------------   ------------   -----------
 Earnings (loss) before interest
   other income, and taxes             (436,652)     8,444,542     7,782,202

 Interest expense                    (2,021,763)    (1,196,112)     (473,899)

 Other income, net                       16,924         62,738       215,090
                                   ------------   ------------   -----------
 Earnings (loss) before provision
   for income taxes                  (2,441,491)     7,311,168     7,523,393

 Income tax provision (benefit)        (923,885)     2,688,329     2,559,082
                                   ------------   ------------   -----------
 Net earnings (loss)              $  (1,517,606) $   4,622,839  $  4,964,311
                                   =============  ============   ===========
 Earnings (loss) per share:

 Net earnings (loss) - basic      $       (0.21) $        0.63  $       0.62
                                   ------------   ------------   -----------
 Net earnings (loss) - diluted    $       (0.21) $        0.60  $       0.60
                                   ------------   ------------   -----------
 Weighted average number of
    common shares outstanding
    - basic                           7,272,570      7,390,274     8,025,606
                                   =============  ============   ===========
 Weighted average number of
    common shares outstanding
    - diluted                         7,272,570      7,727,777     8,236,530
                                   =============  ============   ===========

 The accompanying notes are an integral part of these financial statements.


                   SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
      For The Year Ended September 29, 2000, The Year Ended October 1, 1999,
                          The Year Ended October 2, 1998


                                                          Additional    Retained
                                        Common Stock        Paid in    Earnings or       Treasury Stock
                                      Shares     Amount     Capital     (Deficit)      Shares      Amount         Total
                                     ---------   -------   ----------   ----------   ---------   -----------    ----------
Balance, September 26, 1997          9,158,749  $ 91,588  $58,574,218  $(9,709,357)  1,074,365  $ (9,999,130)  $38,957,319

Issuances of common stock upon
  exercises of outstanding options      73,387       734      502,370                                              503,104
Issuances of common stock               11,059       110       70,293                                               70,403
Purchase of treasury stock                                                             433,725    (3,486,453)   (3,486,453)
Reissuances of treasury shares                                (46,694)                 (19,598)      215,722       169,028
Net earnings (comprehensive income)                                      4,964,311                               4,964,311
                                     ---------   -------   ----------   ----------   ---------   -----------    ----------
Balance, October 2, 1998             9,243,195  $ 92,432  $59,100,187  $(4,745,046)  1,488,492  $(13,269,861)  $41,177,712
                                     ---------   -------   ----------   ----------   ---------   -----------    ----------
Issuances of common stock upon
  exercises of outstanding options      81,445       814     598,071                                               598,885
Issuances of common stock                8,601        86      73,036                                                73,122
Purchase of treasury stock                                                             595,900    (4,603,987)   (4,603,987)
Reissuances of treasury shares                               (27,910)                  (25,050)      267,496       239,586
Net earnings (comprehensive income)                                      4,622,839                               4,622,839
                                     ---------   -------   ----------   ----------   ---------   -----------    ----------
Balance, October 1, 1999             9,333,241  $ 93,332  $59,743,384   $ (122,207)  2,059,342  $(17,606,352)  $42,108,157
                                     ---------   -------   ----------   ----------   ---------   -----------    ----------
Issuances of common stock upon
  exercises of outstanding options       5,000        50                                                                50
Issuances of common stock               12,490       125       51,503                                               51,628
Purchase of treasury stock                                                              16,420      (112,437)     (112,437)
Reissuances of treasury shares                                 (9,300)                    (980)       16,772         7,472
Net loss (comprehensive loss)                                           (1,517,606)                             (1,517,606)
                                     ---------   -------   ----------   ----------   ---------   -----------    ----------
Balance, September 29, 2000          9,350,731  $ 93,507  $59,785,587  $(1,639,813) $2,074,782  $(17,702,017)  $40,537,264
                                     =========   =======   ==========   ==========   =========   ===========    ==========

 The accompanying notes are an integral part of these financial statements.

                SPORT  SUPPLY  GROUP,  INC.  AND  SUBSIDIARIES
                   CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
 For The Years Ended September 29, 2000, October 1, 1999, and October 2, 1998


                                                           2000         1999         1998
                                                        ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES :
  Net earnings (loss)                                  $(1,517,606) $ 4,622,839  $ 4,964,311
  Adjustments to reconcile net earnings (loss) to net
      cash provided by (used in) operating activities:
    Depreciation and amortization                        2,855,172    2,072,117    1,390,178
    Provision for (recovery of) allowances for
      accounts receivable                                  319,025      411,512     (428,756)
    Changes in assets and liabilities:
      (Increase) decrease in accounts receivable         1,902,706   (6,602,602)     346,687
      (Increase) decrease in inventories                  (565,986)  (3,039,248)  (1,041,239)
      (Increase) decrease in deferred catalog expenses
        and other current assets                           284,757       57,542   (1,125,628)
      Increase (decrease) in accounts payable            1,161,798      602,636    1,221,250
      (Increase) decrease in deferred taxes               (279,015)    (157,870)   1,165,360
      Increase (decrease) in accrued liabilities           170,301   (1,012,097)    (688,080)
      (Increase) decrease in other assets                 (284,426)     132,638      (29,294)
      (Increase) decrease in noncurrent deferred
       tax assets                                         (765,671)   2,557,950    1,179,706
      Other                                                      -            -      (22,091)
                                                        ----------   ----------   ----------
  Net cash provided by (used in) operating activites     3,281,055     (354,583)   6,932,404
                                                        ----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES :
  Acquisitions of property, plant & equipment           (2,025,608)  (6,438,359)  (2,969,139)
  Payments for acquisitions, net of cash acquired         (854,093)  (4,260,100)  (1,500,682)
  Proceeds from sale of investments                              -       23,891       14,044
                                                        ----------   ----------   ----------
  Net cash provided by (used in) investing activities   (2,879,701) (10,674,568)  (4,455,777)
                                                        ----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES :
  Proceeds from issuances of notes payable               2,205,620   21,099,089    2,916,984
  Payments of notes payable and capital
    lease obligation                                    (2,643,581)  (7,211,099)  (2,217,006)
  Proceeds from common stock issuances                      59,150      911,593      742,535
  Purchase of treasury stock                              (112,437)  (4,603,987)  (3,486,453)
                                                        ----------   ----------   ----------
  Net cash provided by (used in) financing activities     (491,248)  10,195,596   (2,043,940)
                                                        ----------   ----------   ----------
NET CHANGE IN CASH AND EQUIVALENTS                         (89,894)    (833,555)     432,687

Cash and equivalents, beginning of period                  201,911    1,035,466      602,779
                                                        ----------   ----------   ----------
Cash and equivalents, end of period                    $   112,017  $   201,911  $ 1,035,466
                                                        ==========   ==========   ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :

Cash paid during the period for interest               $ 2,169,859  $ 1,181,529  $   502,414
                                                        ==========   ==========   ==========
Cash paid during the period for income taxes           $   204,455  $   160,000  $     6,671
                                                        ==========   ==========   ==========

The Company acquired the assets of certain entities.
  In connection with these acquisitions, liabilities
  were assumed as follows:
     Fair value of assets acquired                     $ 1,968,685  $ 8,296,490  $ 2,388,750
     Cash paid for the acquisitions, net                  (854,093)  (4,260,100)  (1,500,682)
     Debt issued for the acquisitions                     (275,000)    (700,000)    (588,068)
                                                        ----------   ----------   ----------
     Liabilities assumed                               $   839,592  $ 3,336,390  $   300,000
                                                        ==========   ==========   ==========

 The accompanying notes are an integral part of these financial statements.

                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 29, 2000

 1.   BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Background

      Sport Supply Group, Inc. ("SSG") was incorporated in 1982. The assets of the Sports & Recreation Division of Aurora Electronics, Inc. (f/k/a BSN Corp., "Aurora") were contributed to us effective September 30, 1988. We were a wholly-owned subsidiary of Aurora before our initial public offering in April 1991. Our operations are all within one financial reporting segment: manufacturing and marketing of sports related equipment and leisure products to institutional customers in the United States. We manufacture many of the products we sell. Manufactured items include, but are not limited to: 1.) Tennis, volleyball, and other sports nets; 2.) Steel and aluminum construction items, such as soccer and field hockey goals and volleyball, pole vault, and high jump standards; 3.) track and field equipment; 4.) Gymnastic equipment and exercise mats; 5.) Weight lifting equipment; and 6.) Tabletop games and various plastic items.

 Principles of Consolidation and Basis of Presentation

      The consolidated financial statements include the accounts of SSG and our wholly owned subsidiaries, Athletic Training Equipment Company, Inc., a Delaware corporation ("ATEC") and Sport Supply Group Asia Limited ("SSGA"), a Hong Kong corporation. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements also include estimates and assumptions made by us that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses, provisions for and the disclosure of contingent assets and liabilities. Actual results could materially differ from those estimates.

      Certain financial information for previous fiscal years has been reclassified to conform to the fiscal 2000 presentation.

 Inventories

      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out and weighted-average cost methods for items manufactured by us and weighted-average cost for items purchased for resale. As of September 29, 2000 and October 1, 1999 inventories (excluding inventories related to discontinued operations) consisted of the following:


 Inventory Data:                      Sept. 29, 2000         Oct. 1, 1999
                                        -----------           -----------
 Raw materials                         $  3,300,001          $  3,209,581
 Work-in-process                            536,550               435,904
 Finished and purchased goods            17,148,643            15,928,680
                                        -----------           -----------
 Inventory, Gross                        20,985,194            19,574,165
 Less inventory allowance for
   obsolete or slow moving items         (1,132,135)           (1,064,903)
                                        -----------           -----------
 Inventory, Net                        $ 19,853,059          $ 18,509,262
                                        ===========           ===========

      The inventory allowance for obsolete or slow moving items is determined based upon our periodic assessment of the net realizable value of our inventory. As of September 29, 2000 and October 1, 1999, approximately 28% and 27%, respectively, of total ending inventories were products manufactured by us with the balance being products purchased from outside suppliers. Sales of products manufactured by us accounted for approximately 31% and 36% of total net revenues in fiscal 2000 and 1999, respectively.

 Advertising and Deferred Catalog Expenses

      We expense the production costs of advertising as incurred, except for production costs related to direct-response advertising activities, which are capitalized. Direct response advertising consists primarily of catalogs that include order forms for our products. Production costs, primarily printing and postage, associated with catalogs are amortized using the straight-line method over twelve months which approximates average usage of the catalogs produced. Our advertising expenses for the fiscal years ended September 29, 2000, October 1, 1999 and October 2, 1998 were approximately $4,122,000, $3,571,000 and $2,864,000, respectively.

 Internet Expenses

      We expense the operating and development costs of our Internet websites as incurred. Hardware and related software modules that interface with our SAP AS\400 system are capitalized over the remaining estimated useful life of the assets.

 Property, Plant, and Equipment

      Property, plant and equipment is stated at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. Leasehold improvements and property and equipment leased under capital lease obligations are amortized over the terms of the related leases or their estimated useful lives, whichever is shorter. The cost of maintenance and repairs is charged to expense as incurred. Significant renewals and betterments are capitalized and depreciated over the remaining estimated useful lives of the related assets.

      Depreciation of property, plant and equipment is provided by the straight-line method as follows:

           Buildings                          Thirty to forty years
           Machinery and Equipment            Five years to ten years
           Computer Equipment and Software    Three years to ten years
           Furniture and Fixtures             Five years

 Intangible Assets

      Cost in excess of tangible net assets acquired relates to acquisitions made by us. Trademarks and servicemarks relate to costs incurred in connection with the licensing agreements for the use of certain trademarks and servicemarks in conjunction with the sale of our products. Other intangible assets are classified as other assets and consist principally of patents.

      Amortization of intangible assets is provided by the straight-line method as follows:

           Cost in excess of tangible net          Principally thirty
             assets acquired                         to forty years
           Trademarks and servicemarks             Five to forty years
           Patents                                 Seven to eleven years

      We periodically assess the recoverability of the carrying value of intangible assets in relation to projected earnings and projected undiscounted cash flows. Based on our assessment, we believe our investments in intangible assets are fully realizable as of September 29, 2000.

      The cost of intangible assets and related accumulated amortization are removed from our accounts during the year in which they become fully amortized.

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

 Revenue Recognition

      Our policy is to recognize revenue upon shipment of inventory and record an estimate against revenues for possible returns based upon our historical return rate. Subject to certain limitations, customers have the right to return product within 30 days if they are not completely satisfied. We believe sales are final upon shipment of inventory based upon the following criteria under SFAS 48 and SAB 101:

 - Our price to our customers is fixed at the time an order is placed.

 - The customers have paid, or are obligated to pay, us.

 - The customers' obligation to pay does not change in the event of theft, damaged product, etc. (A claim must be filed to issue credit.)

 - Customers  are  verified   through  credit  investigations  for   economic
   substance before products are shipped.

 - We are not obligated for future performance to any of our customers.

 - Future returns can be reasonably estimated based on historical data.

 Recent Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended, which we were required to adopt on September 30, 2000. SFAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in derivatives that are not hedges are adjusted to fair value through income. Changes in derivatives that meet the Statement's hedge criteria will either be offset through income, or recognized in other comprehensive income until the hedged item is recognized in earnings. The adoption of SFAS 133 on September 30, 2000 did not have any impact on our financial condition, results of operations or cash flows.

 2.   STOCKHOLDERS' EQUITY:

 Stock Options

      We maintain a stock option plan that provides up to 2,000,000 shares of common stock for awards of incentive and non-qualified stock options to directors and employees. Under the stock option plan, the exercise price of options will not be less than: (i.) the fair market value of the common stock at the date of grant; or (ii.) not less than 110% of the fair market value for incentive stock options granted to certain employees, as more fully described in the Amended and Restated Stock Option Plan. Options expire ten years from the grant date, or five years from the grant date for incentive stock options granted to certain employees, or such earlier date as determined by the Board of Directors of the Company (or a Stock Option Committee comprised of members of the Board of Directors).

      The following table contains transactional data for the Company's stock option plan.



                                                     Exercise Price or
   Stock Option Plan                     Shares     Weighted Avg. Price
   -----------------                    ---------   -------------------
 Outstanding at September  26, 1997     1,040,573          $7.26

 Granted                                  286,675          $7.65
 Exercised                                (73,387)         $6.86
 Forfeited                               (393,575)         $8.06
                                        ---------
 Outstanding at October 2, 1998           860,286          $7.30

 Granted                                  328,625          $8.52
 Exercised                                (81,445)         $6.63
 Forfeited                                (19,667)         $6.75
                                        ---------
 Outstanding at October 1, 1999         1,087,799          $7.695

 Granted                                   44,375          $7.43
 Exercised                                 (5,000)         $6.50
 Forfeited                               (199,308)         $7.90
                                        ---------
 Outstanding at September 29, 2000        927,866          $7.64
                                        =========


          Stock Options Outstanding                  Stock Options Exercisable
           as of  Sept 29, 2000                         as of Sept. 29, 2000
 --------------------------------------------------     --------------------
                             Wtd. Avg.    Wtd. Avg.                Wtd. Avg.
     Range of                 Remaining   Exercise                 Exercise
 Exercise Prices    Shares      Life       Price        Shares       Price
 ---------------  ---------   ---------    ------       -------      -----
 $6.125 - $9.44     927,866   7.1 years    $7.64        875,781      $7.46

      All options granted under the stock option plan during the fiscal years ended on September 29, 2000, October 1, 1999, October 2, 1998 and the eleven month period ended on September 26, 1997 were at exercise prices equal to or greater than the fair market value of our stock on the date of the grant. On January 23, 1997, certain officers' options were repriced to $7.50 which was above the current fair market value.

      In addition to options granted pursuant to the stock option plan, we periodically grant options to purchase shares of our common stock that are not reserved for issuance under the stock option plan ("non-plan options"). Such exercise prices were equal to or greater than the fair market value of our common stock on the dates of grant. There are currently options to acquire 100,000 shares of common stock for $6.88 per share that were issued outside the plan. These options are scheduled to expire on May 3, 2001.

      As of September 29, 2000, there were a total of 1,027,866 options (including non-plan options) outstanding with exercise prices ranging from $6.125 per share to $9.44 per share. As of September 29, 2000, 875,781 of the total options outstanding were fully vested with 152,085 options vesting through November 2002. As of October 1, 1999, there were 1,187,799 options (including non-plan options) outstanding with exercise prices ranging from $6.125 per share to $9.44 per share. As of October 1, 1999, 630,712 of the total options outstanding were fully vested with 557,087 options vesting through July 2002. As of October 2, 1998, there were 960,286 options (including non-plan options) outstanding with exercise princes ranging from $5.60 per share to $8.38 per share. As of October 2, 1998, 505,284 of the total options outstanding were fully vested with 455,002 options vesting through January 2001.

      Pro forma information regarding net income and net income per share has been determined as if we had accounted for employee stock options subsequent to December 31, 1995 under the fair value method. The fair value for those options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: (i.) risk-free interest rates of 5.93%, 5.63% and 5.34% in 2000, 1999 and 1998 respectively; (ii.) dividend yield of 0% for all years; (iii.) expected volatility of 49%, 30% and 25% in 2000, 1999 and 1998, respectively; and (iv.) weighted average expected life for each option of 3 years. The weighted average fair value of employee stock options granted in 2000, 1999 and 1998 are $2.41, $2.34 and $1.81, respectively.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period; therefore, our proforma effect will not be fully realized until the completion of one full vesting cycle. Our pro forma information is as follows:


                                For the Fiscal  For the Fiscal   For the Fiscal
                                  Year Ended      Year Ended       Year Ended
                                Sept. 29, 2000   Oct, 1, 1999     Oct. 2, 1998
                                --------------   ------------     ------------
 Net income (loss):
    As reported                  $(1,517,606)       $4,622,839      $4,964,311
    Pro forma                    $(1,988,647)       $4,119,255      $4,526,870

 Earnings (loss) per share:
    As reported                       $(0.21)            $0.63           $0.62

    As reported - with dilution       $(0.21)            $0.60           $0.60

    Pro forma earnings (loss)         $(0.27)            $0.56           $0.56

    Pro forma dilutive                $(0.27)            $0.53           $0.53


 Dividends

      During January 1996, we terminated our annual cash dividend policy.

 Common Stock Purchase Warrants

      Pursuant to a Securities Purchase Agreement dated November 27, 1996 between Emerson Radio Corp. ("Emerson") and us, Emerson acquired directly from us 5-year warrants to acquire 1,000,000 shares of Common Stock at an exercise price of $7.50 per share, subject to standard antidilution adjustments, for an aggregate cash consideration of $500,000. The warrants are scheduled to expire on December 10, 2001.

 Repurchase of Common Stock

      On May 28, 1997, we approved the repurchase of up to 1,000,000 shares of our issued and outstanding common stock in the open market and/or privately negotiated transactions. On October 28, 1998, we approved a second repurchase program of up to an additional 1,000,000 shares of our issued and outstanding common stock in the open market and/or privately negotiated transactions. As of September 29, 2000, we repurchased approximately 1,333,000 shares of our issued and outstanding common stock in the open market and privately negotiated transactions. Any future purchases will be subject to price and availability of shares, working capital availability and any of our alternative capital spending programs. Our bank agreement currently prohibits the repurchase of any additional shares without the bank's prior consent.

 Net Earnings  Per Common Share

      The following table sets forth the computation of basic and diluted earnings per share:
                                           For the      For the       For the
                                         Fiscal Year  Fiscal Year   Fiscal Year
                                            Ended        Ended         Ended
                                          Sept. 29,     Oct. 1,       Oct. 2,
                                            2000          1999         1998
                                         ----------     ---------    ---------
 Numerator:
 ----------
 Net earnings (loss)                    $(1,517,606)   $4,622,839   $4,964,311
                                         ==========     =========    =========
 Denominator:
 -----------
 Weighted average shares outstanding      7,272,570     7,390,274    8,025,606

 Effect of dilutive securities:
      Warrants                                    0       148,577       94,884
      Employee stock options                      0       188,926      116,040
                                         ----------     ---------    ---------
 Adjusted weighted average shares
   and assumed conversions                7,272,570     7,727,777    8,236,530
                                         ==========     =========    =========
 Per Share Calculations:
 ----------------------
 Basic earnings (loss) per share             $(0.21)        $0.63        $0.62
                                         ==========     =========    =========
 Diluted earnings (loss) per share           $(0.21)        $0.60        $0.60
                                         ==========     =========    =========
 Securities excluded from weighted
   average shares diluted because their
   effect would be antidilutive           2,027,866             0        6,250

 3.   NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS:

      As of fiscal years ended September 29, 2000 and October 1, 1999, notes payable and capital lease obligations consisted of the following:

                                                        2000           1999
                                                     ----------     ----------
 Note payable under revolving line of credit,
   interest ranging from prime minus 0.25% to
   prime plus 1.0% (8.53% - 10.50% at Sept. 29,
   2000, and 7.75% at Oct. 1, 1999) due Oct. 2,
   2002 and collateralized by substantially
   all assets.                                      $17,804,126    $11,044,264

 Term loan, interest at prime plus 2% (11.50%) at
   Sept. 29, 2000 and 7.13% at Oct. 1, 1999) ,
   payable in monthly installments of $125,000
   plus accrued interest through Oct. 2, 2002 and
   collateralized by substantially all assets.        2,500,000      9,000,000

 Promissory note, interest at 7.75%, payable in
   monthly installments of $29,167 plus accrued
   interest through February 2001.                       79,214        466,667

 Capital lease obligation, interest at 9%, payable
   in annual installments of principal and
   interest totaling $55,000 through August 2005.       196,038        230,311

 Other                                                   94,425         95,522
                                                     ----------     ----------
      Total                                          20,673,803     20,836,764

 Less - current portion                              (1,639,458)    (2,410,839)
                                                     ----------     ----------
 Long-term debt and capital lease obligations, net  $19,034,345    $18,425,925
                                                     ==========     ==========


 Credit Facilities

      We have a credit agreement with Comerica Bank-Texas to finance our working capital requirements. The credit agreement provides for a revolving credit facility and a term loan. As of September 29, 2000, we had total borrowings under our senior credit facility of approximately $20.3 million. This balance included a term loan of $2.5 million and loans outstanding under the revolving credit facility of $17.8 million.

      On September 13, 2000, we entered into an amendment to the credit agreement. Several changes were made to the credit agreement, including reducing the credit facility from $40 million to $27.5 million and amending the fixed charge coverage ratio to provide that we were not permitted to have a fixed charge coverage ratio less than .95 to 1.00 in any two consecutive months. Our fixed charge coverage ratio was less than .95 to
 1.00 at the end of September 2000.  Consequently, we were in default.

      Comerica Bank-Texas agreed to waive this default and eliminate the fixed charge coverage ratio pursuant to an amendment to the credit agreement including, among other terms, the pay off of the term loan by January 15, 2001. The term loan currently has an outstanding balance of approximately $2.2 million.

      On December 22, 2000, Emerson Radio Corp., our largest stockholder, offered to purchase 1,629,629 shares of our common stock from us for $1.35 per share in cash, for a total purchase price of $2.2 million. The $1.35 per share purchase price represented a 20% premium to the closing price of our common stock on December 22, 2000. Emerson's offer was contingent on Comerica making certain amendments to the senior secured credit facility before December 28, 2000, including eliminating the fixed charge coverage ratio. Emerson agreed to finalize this purchase on or before January 15, 2001. Our Board agreed that selling additional shares to Emerson for $1.35 per share and using the proceeds to pay off the term loan was in our best interests and approved Emerson's offer. Emerson will own 4,303,329 shares, or approximately 48.3%, of our issued and outstanding shares as a result of such purchase. Emerson also owns warrants to purchase an additional 1 million shares of our common stock for $7.50 per share.

      On December 27, 2000, we entered into an amendment to the credit agreement whereby we agreed to (i) pay off the term loan by January 15, 2001 with the proceeds from the Emerson transaction mentioned above, (ii) pay Comerica a $15,000 waiver fee, (iii) delete the fixed charge coverage ratio and add an interest coverage ratio and (iv) agree to pay Comerica a $250,000 fee if the credit facility is not refinanced by March 30, 2001. We believe we will meet all future terms and conditions, including covenants, of our credit facility through the end of fiscal 2001.

      Although the maturity date on our revolving note is October 2, 2002, it is our intent to refinance our credit facility with a different lender prior to March 30, 2001. We are currently negotiating proposals from other lenders. We do not have a commitment for replacing our current lender. There can be no assurance that such financing will be available prior to March 30, 2001 or that, if available, such financing will be available on acceptable terms. If we are able to refinance the credit facility on acceptable terms, then we will incur fees and expenses associated with such refinancing, including writing off approximately $150,000 in unamortized loan fees on our balance sheet. If we are unable to refinance the credit facility on acceptable terms, then we will retain Comerica as our senior lender and incur a $250,000 payment obligation.

      Based on Emerson's agreement to purchase shares of common stock for $2.2 million and our intent to use these proceeds to pay off the term loan by January 15, 2001, and Comerica waving existing defaults and modifying financial statement covenants, we have classified our Comerica credit facility as long term. We believe we will meet all of our new credit facility covenants at least through September 29, 2001.

      Maturities of our capital lease obligations and borrowings under the senior credit facility as of September 29, 2000, by fiscal year and in the aggregate, are as follows:

           2001                            $ 1,639,458
           2002                              1,065,461
           2003                             17,871,436
           2004                                 72,246
           2005                                 25,202
           Thereafter                                0
                                            ----------
             Total                          20,673,803
           Less Current Portion             (1,639,458)
                                            ----------
             Total Long term Portion       $19,034,345
                                            ==========

       As of September 29, 2000 the carrying value of our long term debt approximates its fair value.


 4.   INCOME TAXES:

      As of the fiscal years ended September 29, 2000 and October 1, 1999, the components of the net deferred tax assets and liabilities are as follows:
                                              2000            1999
                                           ---------       ---------
 Current deferred tax assets
   (liabilities):
      Allowances for doubtful accounts    $  389,000      $  239,696
      Inventories                            897,767         817,890
      Other accrued liabilities               54,436           4,602
                                           ---------       ---------
       Total                              $1,341,203      $1,062,188
                                           =========       =========
 Noncurrent deferred tax assets
   (liabilities):
      Cost in excess of tangible net      $ (218,807)     $ (216,222)
        assets acquired
      Other intangible assets             (2,892,670)     (2,687,228)
      Net operating loss carryforward      5,492,151       4,504,802
      Minimum tax credit carryforward        486,236         499,887
                                           ---------       ---------
      Total                               $2,866,910      $2,101,239
                                           =========       =========


       We have a net operating loss carryforward that can be used to offset future taxable income and can be carried forward for 15 to 20 years. No valuation allowance has been recorded for our deferred tax assets because we believe it is more likely than not such assets will be realized. We believe the deferred tax assets will be realized by future profitable operating results. Realization of our net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of loss carryforwards. Although realization is not assured, we believe it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

      The income tax provision (benefit) in the accompanying statements of operations for the fiscal years ended September 29, 2000, October 1, 1999 and October 2, 1998 consisted of the following:

                               2000           1999            1998
                             ---------      ---------        ---------
  Current                   $  118,115     $  288,249       $  214,016
  Deferred                  (1,042,000)     2,400,080        2,345,066
                             ---------      ---------        ---------
  Income tax provision
    (benefit)               $ (923,885)    $2,688,329       $2,559,082
                             =========      =========        =========

      The provision (benefit) for income taxes related to continuing operations in the accompanying statements of operations for the fiscal years ended September 29, 2000, October 1, 1999 and October 2, 1998, differ from the statutory federal rate as follows:

                                       2000           1999          1998
                                     --------      ---------     ---------
  Income tax provision (benefit)
    at statutory federal rate       $(830,107)    $2,485,797    $2,557,954
  State income taxes, net
    of federal effect                 (75,865)       124,964            --
  Other                               (17,913)        77,568         1,128
                                     --------      ---------     ---------
  Total provision (benefit)
    for Income taxes                $(923,885)    $2,688,329    $2,559,082
                                     ========      =========     =========

 5.   ACQUISITIONS:

      During October 1999, we acquired, for cash and the assumption of certain liabilities, certain assets of LAKCO, Inc. and Spaulding, Inc., both distributors of sporting goods equipment to the institutional market. On September 25, 2000, we acquired the stock of Sports Supply Group Asia Limited, a shell corporation, from Emerson Radio. We have accounted for these acquisitions using the purchase method and, as such, our results of operations are combined with the acquired company's results of operations subsequent to the acquisition date.

      No proforma information for the above acquisitions is presented herein because the proforma information, individually or in aggregate, would not materially differ from actual results.

 6.   MAJOR CUSTOMERS AND CONCENTRATION OF BUSINESS RISK:

      Our customers include all levels of public and private schools, colleges, universities, and military academies, municipal and governmental agencies, military facilities, churches, clubs, camps, hospitals, youth sports leagues, non-profit organizations, team dealers and certain large retail sporting goods chains.

      We did not have any individual customers that accounted for more than 10% of net revenues for the fiscal years ended September 29, 2000, October 1, 1999, and October 2, 1998.

      The majority of our sales are to publicly funded institutional customers. We extend credit based upon an evaluation of a customer's financial condition and provide for any anticipated credit losses in our financial statements based upon management's estimates and ongoing reviews of recorded allowances.


 7.   COMMITMENTS AND CONTINGENCIES:

 Leases

      We lease a portion of our office, warehouse, distribution, fulfillment, computer equipment and manufacturing locations under noncancelable operating leases with terms ranging from one to five years. The majority of our leases contain renewal options that extend the leases beyond the current lease terms.

      Future minimum lease payments under noncancelable operating leases for office, warehouse, computer equipment and manufacturing locations, with remaining terms in excess of one year are as follows:

                 2001                   $1,970,732
                 2002                    1,745,807
                 2003                    1,578,912
                 2004                    1,460,689
                 2005                      305,372
                                         ---------
                      Total             $7,061,512
                                         =========

      Rent expense was  approximately $1,935,000,  $1,815,000 and  $1,645,000 for fiscal years 2000, 1999 and 1998, respectively.

 Severance Agreements

      In July 1998, an officer retired and we recorded a nonrecurring pre-tax charge for the year ended October 2, 1998 for $1.2 million relating to the retirement.

 Product Liability and Other Claims

      Because of the nature of our products, we are periodically subject to product liability claims resulting from personal injuries. From time to time we may become involved in various lawsuits incidental to our business, some of which may relate to injuries allegedly resulting in substantial permanent paralysis. Significantly increased product liability claims continue to be asserted successfully against manufacturers throughout the United States resulting in general uncertainty as to the nature and extent of manufacturers' and distributors' liability for personal injuries. See
 Part I. Item 3. - "Legal Proceedings".

      There can be no assurance that our general product liability insurance will be sufficient to cover any successful claim made against us. In our opinion, any ultimate liability arising out of currently pending product liability and other claims will not have a material adverse effect on our financial condition or results of operations. However, any claims substantially in excess of our insurance coverage, or any substantial claim not covered by insurance, could have a material adverse effect on our results of operations and financial condition.

    During 2000, we successfully negotiated the settlement of two outstanding lawsuits. Consequently, we recorded a nonrecurring charge related to these claims in the amount of $605,000, which is included in Nonrecurring Charges on the Consolidated Income Statement.


 8.   EMPLOYEES' SAVINGS PLAN AND EMPLOYEE STOCK PURCHASE PLAN:

      Effective June 1, 1993, we established a defined contribution profit sharing plan (the "401(k) Plan") for the benefit of eligible employees. All employees with one year of service and who have attained the age of 21 are eligible to participate in the 401(k) Plan. Beginning January 1, 2001, the one year waiting period will be reduced to 90 days. Employees may contribute up to 20% of their compensation, subject to certain limitations, which qualifies under the compensation deferral provisions of Section 401(k) of the U.S. Internal Revenue Code.

      The 401(k) Plan contains provisions that allow us to make discretionary contributions during each plan year. Employer contributions for the fiscal years ended September 29, 2000, October 1, 1999 and October 2, 1998 were approximately $89,000, $84,000 and $78,000 respectively. We pay all administrative expenses of the 401(k) Plan.

      Effective July 1, 1997, we established an Employee Stock Purchase Plan for the benefit of eligible employees. All eligible employees are allowed to purchase shares of SSG Common Stock at a 15% discount from the market price.

  9.  UNAUDITED QUARTERLY STATEMENT OF OPERATIONS

      The following table sets forth certain information regarding our results of operations for each full quarter within the fiscal years ended
 September 29, 2000 and October 1, 1999, with amounts in thousands, except for per share data. Due to rounding, quarterly amounts may not fully sum to yearly amounts.

                               2000  Fiscal  Year                            1999  Fiscal  Year
                   -------------------------------------------    -------------------------------------------
 Statement  of                1st      2nd      3rd     4th                 1st       2nd      3rd       4th
 Earnings Data:      Year     Qtr      Qtr      Qtr     Qtr        Year     Qtr       Qtr      Qtr     Qtr(1)
                   -------   ------   ------   ------   ------   -------   ------    ------   ------   ------
 Net revenues     $113,334  $19,035  $34,794  $29,045  $30,460  $107,069  $14,870   $35,476  $26,310  $30,412
 Gross profit       36,170    6,341   11,514    9,400    8,915    37,283    5,079    12,139   10,025   10,040
 Operating
  profit or
  (loss)(note 1)      (437)  (1,330)   2,110      (81)  (1,136)    8,445     (751)    5,172    3,179      845
 Interest
  expense            2,022      414      519      445      644     1,196      165       334      371      326
 Other income
  (expense), net        17       (6)       8       (2)      17        63       18        13       21       11

 Net earnings
  (loss)           $(1,518) $(1,107)  $1,027    $(329) $(1,108)   $4,623    $(560)   $3,020   $1,759     $404
                   -------   ------   ------   ------   ------   -------   ------    ------   ------   ------
 Net earnings
  (loss) per
  Common Share      $(0.21)  $(0.15)   $0.14   $(0.05)  $(0.15)    $0.63   $(0.07)    $0.41    $0.24    $0.06
 Net earnings
  (loss) per
  Common Share
  -assuming
  dilution          $(0.21)  $(0.15)   $0.14   $(0.05)  $(0.15)    $0.60   $(0.07)    $0.39    $0.22    $0.05

 Weighted average
  Common Shares
  outstanding        7,273    7,270    7,270    7,273    7,273     7,390    7,607     7,388    7,360    7,281
 Weighted average
  Common Shares
  outstanding
  - assuming
  dilution           7,273    7,270    7,273    7,273    7,273     7,728    7,607     7,748    7,826    7,673


 (1) The 2nd quarter of fiscal year 2000 includes $605,000 of nonrecurring charges.

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                   PART III

 Item 10.  Directors and Executive Officers of the Registrant.

      See the discussion under the captions "Election of Directors" and "Executive Compensation and Other Information" contained in the Proxy Statement for the Annual Meeting of Stockholders to be held January 26, 2001, which information is incorporated herein by reference, and Item 1. -- "Business - Executive Officers of the Company".

 Item 11.  Executive Compensation.

      See the discussion under the caption "Executive Compensation and Other Information" contained in the Proxy Statement for the Annual Meeting of Stockholders to be held January 26, 2001, which information, except the Performance Graph and the Report of the Compensation Committee and Stock Option Committee on Executive Compensation, is incorporated herein by reference.

 Item 12.  Security Ownership of Certain Beneficial Owners and Management.

      See the discussion under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement for the Annual Meeting of Stockholders to be held January 26, 2001, which information is incorporated herein by reference.

 Item 13.  Certain Relationships and Related Transactions.

      See the discussion under the caption "Certain Relationships and Related Transactions" contained in the Proxy Statement for the Annual Meeting of
 Stockholders to be held on January 26, 2001, which information is incorporated herein by reference.

                                   PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.


 (a) (1)  Financial Statements.  See Item 8.

 (a) (2)  Supplemental Schedule Supporting Financial Statements.  See
          Item 8.

 (a) (3) Management Contract or Compensatory Plan. [See Index]. [Each of the following Exhibits described on the Index to Exhibits is a management contract or compensatory plan:
          Exhibits 10.1,  10.1.1,  10.2,  10.2.1,  10.3,  10.4, 10.5,
          10.5.1, 10.6, 10.7, 10.8, 10.9, 10.10 and 10.11.].

 (b) Reports on Form 8-K. A report on Form 8-K was filed with the Securities and Exchange Commission on December 13, 1999 to report our engagement of PaineWebber Incorporated. A report on Form 8-K was filed with the Securities and Exchange Commission on May 30, 2000 relating to a press release concerning approval from the New York Stock Exchange for continued listing of Sport Supply Group, Inc.

 (c)      Exhibits.  See Index.

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

 Dated: December 27, 2000

                                 SPORT SUPPLY GROUP, INC.


                                 By:  /s/ Geoffrey P. Jurick
                                      ----------------------
                                      Geoffrey P. Jurick
                                      Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on December 27, 2000 by the following persons on behalf of the registrant and in the capacities indicated.

        Signature                                Title
        ---------                                -----

    /s/ Geoffrey P. Jurick             Chairman of  the Board and
        Geoffrey P. Jurick             Chief Executive Officer


    /s/ John P. Walker                 President
        John P. Walker

    /s/ Robert K. Mitchell             Chief Financial Officer
        Robert K. Mitchell


    /s/ Johnson C. S. Ko               Director
        Johnson C. S. Ko


    /s/ Peter G. Bunger                Director
        Peter G. Bunger


    /s/ Thomas P. Treichler            Director
        Thomas P. Treichler

                              INDEX TO EXHIBITS

 Exhibit
   Nbr.                     Description of Exhibit
 -------   ----------------------------------------------------------------
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

 10.1 Employment Agreement entered into by and between the Company and Terrence M. Babilla (incorporated by reference from Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended April 13, 1999).

 10.1.1 Amendment Number One to Employment Agreement between the Company and Terrence M. Babilla dated to be effective as of February 25, 2000 (incorporated by reference from Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended June 30,
           2000).

 10.2 Employment Agreement by and between the Company and John P. Walker (incorporated by reference from Exhibit 10.4 to the Company's Report on Form 10-Q for the quarter ended April 13, 1999).

 10.2.1 Amendment Number One to Employment Agreement between the Company and John P. Walker dated to be effective as of February 25, 2000 (incorporated by reference from Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended June 30,
           2000).

 10.3 Employment Agreement by and between the Company and Eugene Grant (incorporated by reference from Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended April 3, 1998).

 10.4 Non-Qualified Stock Option Agreement by and between the Company and Geoffrey P. Jurick (incorporated by reference from Exhibit
           10.5 to the Company's Report on Form 10-Q for the quarter ended August 1,1997).

 10.5 Non-Qualified Stock Option Agreement by and between the Company and John P. Walker (incorporated by reference from Exhibit 10.6 to the Company's Report on Form 10-Q for the quarter ended August 1, 1997).

 10.5.1 Amendment No. 1 to Stock Option Agreement by and between the Company and John P. Walker (incorporated by reference from
           Exhibit 10.8 to the Company's Report on Form 10-Q for the quarter ended April 3, 1998).

 Exhibit
   Nbr.                     Description of Exhibit
 -------   ----------------------------------------------------------------
 10.6 Form of Non-Qualified Stock Option Agreement by and between the Company and John P. Walker (incorporated by reference from
           Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended July 2, 1999).

 10.7      Restricted Stock Agreement by  and between the Company  and John
           P. Walker (incorporated by reference from Exhibit 10.6 to the Company's Report on Form 10-Q for the quarter ended April 3,
           1998).

 10.8 Consulting and Separation Agreement dated as of September 16, 1994 by and between the Company and Jerry L. Gunderson (incorporated by reference from Exhibit 10.4 to the Company's Report on Form 10-K for the year ended December 31, 1996).

 10.9 Form of Severance Agreement entered into between the Company and each of Messrs. John P. Walker and Terrence M. Babilla (incorporated by reference from Exhibits 10.2 and 10.3 to the Company's Report on Form 10-Q for the quarter ended April 12,
           1999).

 10.10 Form of Severance Agreement entered into between the Company and Doug Pryor (incorporated by reference from Exhibit 10.7 to the Company's Report on Form 10-Q for the quarter ended April 3,
           1998).

 10.11 Form of Indemnification Agreement entered into between the Company and each of the directors of the Company and the Company's General Counsel (incorporated by reference from
           Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No. 33-39218)).

 10.12 Sport Supply Group, Inc. Employee Stock Purchase Plan (incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 33-27191)).

 10.13 Sport Supply Group, Inc. Amended and Restated Stock Option Plan (incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 33-27193)).

 10.14 Registration Rights Agreement by and among the Company, Emerson and Emerson Radio (Hong Kong) Limited (incorporated by reference from Exhibit 4(b) to the Company's Report on Form 8-K filed on December 12, 1996).

 10.15 Assignment of Agreement and Inventory Purchase Agreement to Affiliate by Aurora (incorporated by reference from Exhibit
           10.10 to the Company's Registration Statement on Form S-1 (Registration No. 33-39218)).

 10.16 Form of Tax Indemnity Agreement by and between the Company and Aurora (incorporated by reference from Exhibit 10.16 to the Company's Registration Statement on Form S-1 (Registration No. 33-39218)).

 10.17 Master Agreement, dated as of February 19, 1992, by and between MacMark Corporation, MacGregor Sports Products, Inc. and Aurora (incorporated by reference from Exhibit 10.21 to the Company's Report on Form 10-K for the year ended 1991).

 10.18 Perpetual License Agreement, dated as of February 19, 1992, by and between MacMark Corporation, Equilink Licensing Corporation, and Aurora (incorporated by reference from Exhibit 10.22 to the Company's Report on Form 10-K for the year ended 1991).

 Exhibit
   Nbr.                     Description of Exhibit
 -------   ----------------------------------------------------------------
 10.19 Perpetual License Agreement, dated as of February 19, 1992, by and between MacGregor Sports Products, Inc. and Aurora (incorporated by reference from Exhibit 10.23 to the Company's Report on Form 10-K for the year ended 1991).

 10.20 Trademark Maintenance Agreement, dated as of February 19, 1992, by and between MacMark Corporation, Equilink Licensing Corporation, and Aurora (incorporated by reference from Exhibit
           10.24 to the Company's  Report on Form  10-K for the  year ended
           1991).

 10.21 Trademark Maintenance Agreement, dated as of February 19, 1992, by and between MacGregor Sports Products, Inc. and Aurora (incorporated by reference from Exhibit 10.25 to the Company's Report on Form 10-K for the year ended 1991).

 10.22 Trademark Security Agreement, dated as of February 19, 1992, by and between MacGregor Sports Products, Inc. and Aurora (incorporated by reference from Exhibit 10.26 to the Company's Report on Form 10-K for the year ended 1991).

 10.23 Amendment No. 1 to Perpetual License Agreement and Trademark Maintenance Agreement dated as of November 1, 1992, by and between MacMark Corporation, Equilink Licensing Corporation and the Company (incorporated by reference from Exhibit 10.24 to the Company's Report on Form 10-K for the year ended 1992).

 10.23.1 Amendment No. 2 to Perpetual License Agreement and Trademark Maintenance Agreement dated October 7, 1999 by and between MacMark Corporation, Equilink Licensing Corporation and the
           Company (incorporated by reference from Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended December 31,
           1999).

 10.24 Assignment and Assumption Agreement, dated to be effective as of February 28, 1992, by and between Aurora and the Company (incorporated by reference from Exhibit 10.27 to the Company's Report on Form 10-K for the year ended 1991).

 10.25 Amendment No. 1 to AMF Licensing Agreement (incorporated by reference from Exhibit 10 to the Company's Report on Form 10-Q for the quarter ended January 1, 1999).

 10.26 Amended Lease Agreement entered into between the Company and ACQUIPORT DFWIP, Inc., dated as of July 13, 1998 (incorporated by reference from Exhibit 10 to the Company's Report on Form 10-Q filed on August 14, 1998).

 10.26.1 Amended Lease Agreement entered into between the Company and ACQUIPORT DFWIP, Inc., dated as of July 30, 2000 (incorporated by reference from Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended June 30, 2000)..

 10.27 Lease, dated July 28, 1989, by and between Merit Investment Partners, L.P. and the Company (incorporated by reference from Exhibit 10.14 to the Company's Registration Statement on Form S-1 (Registration No. 33-39218)).

 10.28 Industrial Lease Agreement, dated April 25, 1994, by and between the Company and Centre Development Co. regarding the property at 13700 Benchmark (incorporated by reference from Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended June 30,
           1994).

 10.28.1 Amendment to Industrial Lease Agreement, dated July 8, 1994, by and between the Company and Centre Development Co. regarding the property at 13700 Benchmark (incorporated by reference from Exhibit 10.19.1 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1994).

 10.29 Lease, dated December 2, 1991, by and between Injans Investments and the Company regarding the property located in Cerritos. CA (incorporated by reference from Exhibit 10.20 to the Company's Report on Form 10-K for the year ended December 31, 1991).

 Exhibit
   Nbr.                     Description of Exhibit
 -------   ----------------------------------------------------------------
 10.29.1 First Amendment to Standard Industrial Lease dated September 12, 1996 by and between Injans Investments and the Company regarding the property located in Cerritos, CA (incorporated by reference from Exhibit 10.23.1 to the Company's Report on Form 10-K for the year ended November 1, 1996).

 10.30 License Agreement, dated as of September 23, 1991, by and between Proacq Corp. and the Company (incorporated by reference from Exhibit 10.17 to the Company's Report on Form 10-K for the year ended 1991).

 10.31 Sport Supply Group Employees' Savings Plan dated June 1, 1993 (incorporated by reference from Exhibit 10.27 to the Company's Report on Form 10-K for the year ended 1993).

 10.32 Management Services Agreement dated July 1, 1997 to be effective as of March 7, 1997 by and between the Company and Emerson (incorporated by reference from Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended August 1, 1997).

 10.32.1 Letter Agreement dated October 18, 1997 amending the Management Services Agreement (incorporated by reference from Exhibit
           10.31.1 to the Company's Report on Form 10-K for the year ended September 26, 1997).

 10.33 Credit Agreement dated April 26, 1999 by and between the Company and Comerica Bank (incorporated by reference from Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended April 2, 1999).

 10.33.1(*) First Amendment to Credit Agreement dated September 13, 2000 by and between the Company and Comerica Bank.

 10.34     Lease  Agreement by  and  between  Athletic  Training  Equipment
           Company, Inc. and The Northwestern Mutual Life Insurance Company, dated January 29, 1999 regarding the property located in Sparks, NV (incorporated by reference from Exhibit 10.4 to the Company's Report on Form 10-Q for the quarter ended April 2,
           1999).

 21 (*)    Subsidiaries of the Registrant

 23.1 (*)  Consent of Independent Auditors.

 27.1 (*)  Financial Data Schedule.

 99 Pledge and Security Agreement, dated December 10, 1996 by Emerson in favor of Congress Financial Corporation (incorporated by reference from Exhibit 99 to the Company's Report on Form 8-K filed on December 12, 1996.)


 ( * )     Filed Herewith