Form 10-K/A
period 2000-09-29
SPORT SUPPLY GROUP INC
filed 2001-02-02
CIK 872855

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-K/A
                        (Amendment No. 1)

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

                DOCUMENTS INCORPORATED BY REFERENCE

    Document                           Part of the Form 10-K

Proxy Statement for Annual Meeting            Part III
of Stockholders to be held on
January 26, 2001

     The undersigned registrant hereby amends Part IV, Item 14 of the registrant's Report on Form 10-K for the fiscal year ended September 29, 2000 pursuant to the Securities and Exchange Act of 1934, as amended.

                               PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) (1)   Financial Statements.  See Item 8.

(a) (2)   Supplemental Schedule Supporting Financial Statements.

               SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES

          Schedule II -- Valuation and Qualifying Accounts
For The Year Ended September 29, 2000, The Year Ended October 1, 1999,
                    The Year Ended October 2, 1998

                                                    ----Additions----
                                  Balance       Charged to   Charged to                 Balance at
                                  at Beginning  costs and    other         Deductions   End of
                                  of Period     expense      accounts (1)     (2)       Period
Allowance for Doubtful Accounts

Year ended September 29, 2000     $465,497      $319,025     $503,612      $451,778     $836,356
Year ended October 1, 1999        $372,340      $411,512         -         $318,355     $465,497
Year ended October 2, 1998        $796,730          -          $4,366      $428,756     $372,340

Inventory Allowance

Year ended September 29, 2000   $1,064,903       $34,616     $297,364      $264,748   $1,132,135
Year ended October 1, 1999        $425,920          -      $1,498,822      $859,838   $1,064,903
Year ended October 2, 1998        $710,016      $189,512         -         $473,608     $425,920

(1) Amounts consist primarily of reserves added for acquired entities.
(2) Amounts consist primarily of asset write-offs.

(a)(3) Management Contract or Compensatory Plan. Each of the following Exhibits described on the Index to Exhibits is a management contract or compensatory plan: Exhibits 10.1, 10.1.1, 10.2, 10.2.1, 10.3, 10.4,
10.5,10.5.1, 10.6, 10.7, 10.8, 10.9, 10.10 and 10.11.


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

(c)  Exhibits.  See Index.

                           SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to Report on Form 10-K report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 2, 2001

                           SPORT SUPPLY GROUP, INC.


                           By: /s/ John P. Walker
                               John P. Walker
                               President

Exhibit
Nbr.                  Description of Exhibit

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

10.33.1 First Amendment to Credit Agreement dated September 13, 2000 by and between the Company and Comerica Bank.

10.34 Lease Agreement by and between Athletic Training Equipment Company, Inc. and The Northwestern Mutual Life Insurance Company, dated January 29, 1999 regarding the property located in Sparks, NV (incorporated by reference from Exhibit 10.4 to the Company's Report on Form 10-Q for the quarter ended April 2, 1999).

21    Subsidiaries of the Registrant.

23.1  (*) Consent of Independent Auditors.

27.1  Financial Data Schedule.

99 Pledge and Security Agreement, dated December 10, 1996 by Emerson in favor of Congress Financial Corporation (incorporated by reference from Exhibit 99 to the Company's Report on Form 8-K filed on December 12, 1996.)

( * ) =  Filed Herewith