Form 10-Q
period 2000-12-29
SPORT SUPPLY GROUP INC
filed 2001-02-12
CIK 872855

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

 [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 29, 2000.

                                OR

 [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _________ to _________ .

                        Commission File Number 1-10704

                          Sport Supply Group, Inc.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                  Delaware                               75-2241783
      -------------------------------                 ----------------
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)

  1901 Diplomat Drive, Farmers Branch, Texas            75234 - 8914
  ------------------------------------------            ------------
   (Address of principal executive offices)              (Zip Code)

 Registrant's telephone number, including area code:  (972) 484-9484

                              Not Applicable
             ---------------------------------------------------
             Former Name, Former Address and Former Fiscal Year,
                     if Changed Since Last Report

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the past 90 days.  Yes    X        No

      Indicated below is the number of shares outstanding of each class of the registrant's common stock as of February 6, 2001.

  Title of Each Class of Common Stock               Number Outstanding
  -----------------------------------               ------------------
     Common Stock, $0.01 par value                    8,908,794 shares

                        PART I. FINANCIAL INFORMATION


 Item 1.   Financial Statements.


 Index to Consolidated Financial Statements                   Page
 ------------------------------------------                   ----
 Consolidated Balance Sheets (Unaudited)                        3

 Consolidated Statements of Operations (Unaudited)              4

 Consolidated Statements of Cash Flows (Unaudited)              5

 Notes to Consolidated Financial Statements (Unaudited)         6

                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)

                                                      December 29,   September 29,
                                                         2000           2000
                                                     -----------    -----------
CURRENT ASSETS :
   Cash and equivalents                             $    446,186   $    112,017
   Accounts receivable:
      Trade, less allowance for doubtful
        accounts of $881,000 at Dec. 29, 2000
        and $836,000 at Sept. 29, 2000                14,253,786     21,699,695
      Other                                              790,592        727,830
   Inventories, net                                   24,271,026     19,853,059
   Other current assets                                1,131,810      1,152,639
   Deferred tax assets                                 1,341,203      1,341,203
                                                     -----------    -----------
      Total current assets                            42,234,603     44,886,443
                                                     -----------    -----------
DEFERRED CATALOG EXPENSES                              1,745,247      1,552,838

PROPERTY, PLANT AND EQUIPMENT :
   Land                                                    8,663          8,663
   Buildings                                           1,605,102      1,605,102
   Computer Equipment & Software                      11,617,352     11,589,567
   Machinery and equipment                             6,418,812      6,402,708
   Furniture and fixtures                              1,529,617      1,521,374
   Leasehold improvements                              2,434,451      2,425,562
                                                     -----------    -----------
                                                      23,613,997     23,552,976
   Less -- Accumulated depreciation
     and amortization                                (11,693,443)   (11,131,183)
                                                     -----------    -----------
                                                      11,920,554     12,421,793
                                                     -----------    -----------
DEFERRED TAX ASSETS                                    3,942,972      2,866,910

COST IN EXCESS OF TANGIBLE NET ASSETS ACQUIRED,
   less accumulated amortization of $1,816,000
   at Dec. 29, 2000 and $1,745,000 at Sept. 29, 2000   7,797,537      7,867,222

TRADEMARKS, less accumulated amortization of
   $1,597,000 at Dec. 29, 2000 and $1,547,000
   at Sept. 29, 2000                                   3,213,479      3,235,996

OTHER ASSETS, less accumulated amortization of
   $518,000 at Dec. 29, 2000 and $451,000 at
   Sept. 29, 2000                                        763,429        855,613
                                                     -----------    -----------
                                                    $ 71,617,821   $ 73,686,815
                                                     ===========    ===========

CURRENT LIABILITIES :
   Accounts payable                                   10,441,005      9,871,068
   Other accrued liabilities                           1,875,357      2,604,680
   Notes payable and capital lease obligations,
     current portion                                   2,185,243      1,639,458
                                                     -----------    -----------
         Total current liabilities                    14,501,605     14,115,206
                                                     -----------    -----------
NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS,
  net of current portion                              18,798,737     19,034,345

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY :
   Preferred stock, par value $0.01, 100,000
     shares authorized, no shares outstanding                  -              -
   Common stock, par value $0.01, 20,000,000
     shares authorized, 9,353,947 and 9,350,731
     shares issued at Dec. 29, 2000 and Sept. 29,
     2000, 7,279,165 and 7,275,949 shares
     outstanding at Dec. 29, 2000 and Sept. 29, 2000      93,539         93,507
   Additional paid-in capital                         59,793,416     59,785,587
   Accumulated deficit                                (3,867,459)    (1,639,813)
   Treasury stock, at cost, 2,074,782 shares at Dec.
     29, 2000 and 2,074,782 at Sept. 29, 2000        (17,702,017)   (17,702,017)
                                                     -----------    -----------
                                                      38,317,479     40,537,264
                                                     -----------    -----------
                                                    $ 71,617,821   $ 73,686,815
                                                     ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)



                                            --- For The Three Months Ended ---
                                           December 29, 2000  December 31, 1999
                                                -----------    -----------
Net revenues                                   $ 18,201,302   $ 20,070,468

Cost of sales                                    13,284,699     13,730,392
                                                -----------    -----------
  Gross profit                                    4,916,603      6,340,076


Selling, general & administrative expenses        7,816,746      7,630,061
Internet expenses                                    94,072         39,579
                                                -----------    -----------
  Operating loss                                 (2,994,215)    (1,329,564)


Interest expense                                   (533,441)      (413,959)

Other income (expense), net                           1,659         (6,000)
                                                -----------    -----------
  Loss before income taxes                       (3,525,997)    (1,749,523)

Benefit from income taxes                         1,298,351        642,095
                                                -----------    -----------
Net loss                                       $ (2,227,646)  $ (1,107,428)
                                                ===========    ===========
Basic and diluted loss per common share:


  Net loss - basic                             $      (0.31)  $      (0.15)
                                                ===========    ===========

  Net loss - diluted                           $      (0.31)  $      (0.15)
                                                ===========    ===========

WEIGHTED AVERAGE NUMBER OF:
  COMMON SHARES OUTSTANDING - BASIC               7,279,165      7,269,920
                                                ===========    ===========
  COMMON AND COMMON EQUIVALENT SHARES
  OUTSTANDING - DILUTED                           7,279,165      7,269,920
                                                ===========    ===========

 The accompanying notes are an integral part of these financial statements.

                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                     For The Three Months Ended
                                                      December 29,  December 31,
                                                          2000          1999
                                                       ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES :
  Net loss                                            $(2,227,646)  $(1,107,428)
  Adjustments to reconcile net earnings (loss) to net
      cash provided by (used in) operating activities:
     Depreciation and amortization                        789,840       677,642
     Provision for (recovery of) allowances for
       accounts receivable                                 78,701        95,168
     Changes in assets and liabilities:
        (Increase) decrease in accounts receivable      7,304,446     5,954,683
        (Increase) decrease in inventories             (4,417,967)   (6,565,224)
        (Increase) decrease in deferred catalog
          expenses and other current asset               (171,580)     (305,308)
        Increase (decrease) in accounts payables          569,937     1,759,671
        (Increase) decrease in income tax receivable            -    (1,166,128)
        (Increase) decrease in deferred tax assets     (1,076,062)     (717,695)
        Increase (decrease) in accrued liabilities       (729,323)     (359,576)
        (Increase) decrease in other assets               (43,193)      (52,230)
                                                       ----------    ----------
  Net cash used in operating activites                     77,153    (1,786,425)
                                                       ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES :
  Acquisitions of property, plant & equipment             (61,022)     (827,640)
  Payments for acquisitions, net of cash acquired               -      (854,093)
                                                       ----------    ----------
  Net cash used in investing activities                   (61,022)   (1,681,733)
                                                       ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES :
  Proceeds from issuances of notes payable              1,091,571     4,504,930
  Payments of notes payable and capital lease
    obligations                                          (781,394)     (437,510)
  Proceeds from common stock issuances                      7,861        39,295
  Purchase of treasury stock                                    -      (133,595)
                                                       ----------    ----------
  Net cash provided by financing activities               318,038     3,973,120
                                                       ----------    ----------
NET CHANGE IN CASH AND EQUIVALENTS                        334,169       504,962

Cash and equivalents, beginning of period                 112,017       201,911
                                                       ----------    ----------
Cash and equivalents, end of period                   $   446,186   $   706,873
                                                       ==========    ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :

Cash paid during the period for interest              $   546,346   $   557,514
                                                       ==========    ==========
Cash paid during the period for income taxes          $    62,372   $ 1,308,878
                                                       ==========    ==========

  The accompanying notes are an integral part of these financial statements.

                   SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 29, 2000
                                  (Unaudited)

 Basis of Presentation

      These consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of Sport Supply Group, Inc.'s ("SSG") consolidated financial position as of December 29, 2000 and the results of its operations for the three-month period ended December 29, 2000.

      The consolidated financial statements include the accounts of SSG and its wholly owned subsidiaries, Athletic Training Equipment Company, Inc., a Delaware corporation and Sport Supply Group Asia Limited, a Hong Kong corporation. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements also include estimates and assumptions made by management that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses, provisions for and the disclosure of contingent assets and liabilities. Actual results could materially differ from those estimates.

      Certain financial information for the previous fiscal year has been reclassified to conform with fiscal 2001 presentation.

 Note 1 - Inventories

      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out and weighted-average cost methods for items manufactured by us and weighted-average cost for items purchased for resale. As of December 29, 2000 and September 29, 2000, inventories consisted of the following:

                                              December 29,    September 29,
                                                  2000            2000
                                              -----------     -----------
    Raw materials                            $  3,674,968    $  3,300,001
    Work-in-progress                              732,368         536,550
    Finished and purchased goods               21,069,395      17,148,643
                                              -----------     -----------
                                               25,476,731      20,985,194
    Less inventory allowance for  obsolete
    or slow moving items                      (1,205,705)     (1,132,135)
                                              -----------     -----------
     Inventories, net                        $ 24,271,026    $ 19,853,059
                                              ===========     ===========

 Note 2 - Stockholders' Equity

      We maintain a stock option plan that provides up to 2,000,000 shares of common stock for awards of incentive and non-qualified stock options to directors and employees. Under the stock option plan, the exercise price of options will not be less than: (i.) the fair market value of the common stock at the date of grant; or (ii.) 110% of the fair market value for incentive stock options granted to certain employees, as more fully described in the Amended and Restated Stock Option Plan. Options expire 10 years from the grant date, or five years from the grant date for incentive stock options granted to certain employees, or such earlier date as determined by the Board of Directors (or a Stock Option Committee comprised of members of the Board of Directors).

      The following table  contains transactional data  for our stock  option plan.
                                             For The Three Months Ended
                                             December 29,     December 31,
                                                2000             1999
                                                -------        ---------
     Options outstanding  -  beginning
       of period                                927,866        1,087,799
     Options granted                              6,250           25,000
     Options exercised                                0           (5,000)
     Options forfeited                          (11,000)         (19,500)
                                                -------        ---------
     Options outstanding - end of period        923,116        1,088,299
                                                =======        =========
     Weighted average exercise prices             $7.60           $7.685


                            Stock Options Outstanding Stock Options Exercisable
                            ------------------------- -------------------------
                              Wtd. Avg.    Wtd. Avg.
      Range of                Remaining    Exercise                 Exercise
 Exercise Prices   Shares       Life        Price       Shares        Price
 ---------------   -------     --------     -----       -------       -----
 $1.50 - $9.44     923,116     6.8 yrs.     $7.60       806,031       $8.19

      As of December 29, 2000 there were 100,000 non-qualified options outstanding that were issued outside the plan. Such options have an exercise price of $6.88 per share and are scheduled to expire on May 5, 2001.

 Note 3 - Notes Payable and Capital Lease Obligations

      As of December 29, 2000 and September 29, 2000, notes payable and capital lease obligations consisted of the following:


                                                   December 29,   September 29,
                                                       2000            2000
                                                    -----------     -----------
 Note payable under revolving line of credit,
   Note payable under revolving line of credit,
   Interest ranging from prime minus 0.25% to
   prime plus 1.0% (8.53% - 10.50% at September
   29, 2000 and 8.91% - 10.50% at December 29,
   2000), due October 2, 2002, collateralized by
   substantially all assets.                       $ 18,528,691    $ 17,804,126

 Term loan, interest at prime plus 2% (11.50% at
   December 29, 2000 and 11.50% at September 29,
   2000), payable in monthly installments plus
   accrued interest of $125,000. Payable in full
   January 15, 2001                                   2,125,000       2,500,000

 Promissory note, interest at 7.75%, payable in
   monthly installments of $29,167 plus accrued
   interest.                                                  0          79,214

 Capital lease obligation, interest at 9.0%,
   payable in annual Installments of principal
   and interest totaling $55,000 through August         196,038         196,038
   2005.

 Other                                                  134,250          94,425
                                                    -----------     -----------
      Total                                          20,983,980      20,673,803
 Less - current portion                              (2,185,243)     (1,639,458)
                                                    -----------     -----------
   Long-term notes payable and capital lease
     obligations, net                              $ 18,798,737    $ 19,034,345
                                                    ===========     ===========

      We have a credit agreement with Comerica Bank-Texas to finance our working capital requirements. The credit agreement provides for a revolving credit facility and a term loan. As of December 29, 2000, we had total borrowings under our senior credit facility of approximately $20.6 million. This balance included a term loan of $2.1 million and loans outstanding under the revolving credit facility of $18.5 million.

      On December 22, 2000, Emerson Radio Corp., our largest stockholder, offered to purchase 1,629,629 shares of our common stock from us for $1.35 per share in cash, for a total purchase price of $2.2 million. The $1.35 per share purchase price represented a 20% premium to the closing price of our common stock on December 22, 2000. Emerson's offer was contingent on Comerica making certain amendments to the senior secured credit facility before December 28, 2000, including eliminating the fixed charge coverage ratio. Emerson agreed to finalize this purchase on or before January 15, 2001. Our Board agreed that selling additional shares to Emerson for $1.35 per share and using the proceeds to pay off the term loan was in our best interests and approved Emerson's offer. The stock purchase was completed on January 12, 2001 resulting in Emerson owning 4,326,029 shares, or approximately 48.3% of our issued and outstanding shares. Emerson also owns warrants to purchase an additional 1 million shares of our common stock for $7.50 per share. These warrants expire on December 10, 2001.

      On December 27, 2000, we entered into an amendment to the credit agreement whereby we agreed to (i.) pay off the term loan by January 15, 2001 with the proceeds from the Emerson transaction mentioned above, (ii.) pay Comerica a $15,000 waiver fee, (iii.) delete the fixed charge coverage ratio and add an interest coverage ratio and (iv.) pay Comerica a $250,000 fee if the credit facility is not refinanced by March 30, 2001. On January 12, 2001, we paid off the term loan. We believe we will meet all future terms and conditions, including covenants, of our credit facility through the end of fiscal 2001.

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

 Note 4 - Capital Structure

      As of December 29, 2000, our issued and outstanding capital stock consisted solely of common stock. We have 923,116 options outstanding under the stock option plan with exercise prices ranging from $1.50 to $9.44 per share, and 100,000 options issued outside the plan with an exercise price of $6.88 per share, and 1,000,000 warrants outstanding with an exercise price of $7.50 per share. If the options and warrants were exercised, all holders would have rights similar to common shareholders.

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

      The following table sets forth the computation of basic and diluted earnings per share:

                                              For the Three Months Ended
                                             -----------------------------
                                             December 29,     December 31,
                                                 2000             1999
                                               ---------        ---------
 Numerator:
 ---------
 Net loss                                    ($2,227,646)     ($1,107,428)
                                               =========        =========
 Denominator:
 -----------
 Weighted average common shares - basic        7,279,165        7,269,920
                                               =========        =========
 Effect of dilutive securities:
 Warrants                                              0                0
 Employee stock options                                0                0
                                               ---------        ---------
 Weighted average common shares - diluted      7,279,165        7,269,920
                                               =========        =========
 Per Share Calculations:
 ----------------------
 Net earnings - basic                             ($0.31)          ($0.15)
                                               =========        =========
 Net earnings - diluted                           ($0.31)          ($0.15)
                                               =========        =========
 Securites excluded from weighted average
 common shares diluted because their
 effect would be antidilutive                  2,023,116        1,193,299



 Note 6 - Recently Announced Accounting Pronouncements

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

      On September 30, 2000, we adopted the provisions of EITF 00-10, Accounting for Shipping and Handling Fees and Costs. Prior to September 30, 2000, we had netted shipping fees against shipping costs, which were included in cost of sales in its consolidated statements of operations. The provisions of EITF 00-10 provide that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and should be classified as revenue. Accordingly, for its first quarter ended December 29, 2000, we have classified shipping and handling fees of approximately $893,000 as revenues in its consolidated statement of operations. Prior periods presented have also been restated, resulting in shipping and handling fees of approximately $1 million for the first quarter ended December 30, 1999 being classified as revenues in its consolidated statement of operations.


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Results of Operations

 Net Revenues. Net revenues decreased approximately $1.9 million (9.3%) for the three-month period ended December 29, 2000 as compared to the three-month period ended December 31, 1999. The decrease in net revenues reflects decreases in revenues associated primarily with lower youth baseball product revenues as a result of (i) colder weather in warm weather states, (ii) a reduction in orders that were realized last year due to early-buy incentives that were not offered this year, (iii) the closing of all our shipping facilities during the last week of December 2000, which reduced the number of shipping days by 3 as compared to the three-month period ended December 31, 1999 and (iv) a general slow-down in the economy.

 Gross Profit. Gross profit decreased approximately $1.4 million (22.5%) for the three-month period ended December 29, 2000 as compared to the three-month period ended December 31, 1999. As a percentage of net revenues, gross profit decreased to 27.0% from 31.6% for the three-month period ended December 29, 2000 as compared to the three-month period ended December 31, 1999. Gross profit decreased due to product mix shifts and pricing pressure in the marketplace. We expect to continue to experience a lower gross profit as a percentage of net revenue as compared to the previous year due to these factors.

      We are in the process of consolidating our manufacturing facility located in Cerritos, CA with our facilities located in Anniston, AL. We will continue to maintain a sales office in California. The staff and overhead reduction related to the Cerritos facility was completed in late January 2001. In association with this plant consolidation, we expect to record additional nonrecurring expenses of approximately $250,000 in the quarter ending March 30, 2001. The annualized reduction in manufacturing costs associated with this facility consolidation and the staff reductions is estimated to be approximately $1 million, a portion of which will be realized in fiscal 2001.

 Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $187,000 (2.5%) for the three-month period ended December 29, 2000 as compared to the three-month period ended December 31, 1999. As a percentage of net revenues, selling, general and administrative expenses increased to 43.0% from 38.0% for the three-month period ended December 29, 2000 as compared to the three-month period ended December 31, 1999. The increase in selling, general and administrative expenses is primarily a result of the following:

 (i.) An increase in computer related expenses of approximately $378,000  for the three-month period ended December 29, 2000 as compared to the three-month period ended December 31, 1999. Our SAP computer system application development phase continued into the second quarter of fiscal 2000. During this period most of the cost incurred was capitalized because it related to software development. Beginning the third quarter of fiscal 2000, the SAP application development phase was complete and costs incurred for post implementation support, training and integration into our business operations throughout the company were operating expenses. Accordingly, beginning in the third quarter of fiscal 2000 computer related expenses were significantly higher than prior periods. We expect an increase in computer related expenses of approximately $250,000 for the quarter ending March 30, 2001 as compared to the quarter ended March 31, 2000. Thereafter, there should not be any material increase in computer related expenses as compared to the prior fiscal periods. Fiscal 2001 is the first full year of normal, fully loaded MIS department operating expenses, which currently total approximately $650,000 per quarter. The SAP computer system implementation is complete and meets our current needs. We expect it to meet our needs into the foreseeable future.

 (ii.) An increase in professional services of approximately $105,000 for the three-month period ended December 29, 2000 as compared to the three-month period ended December 31, 1999. This is primarily a result of additional financial service and support and investment banking services.

 (iii.) An increase in depreciation and amortization expense of approximately
      $68,000 for the three-month period ended December 29, 2000 as compared to the three-month period ended December 31, 1999. This is primarily the result of hardware and software acquisitions related to the implementation of its SAP/AS400 ERP information system implementation. We began to realize full amortization of our information system in the third quarter of last year. Currently, the depreciation for the SAP/AS400 system is approximately $1.0 million annually. We expect depreciation and amortization expense to increase approximately $40,000, $20,000 and $15,000 over the next three (3) fiscal quarters, respectively, as compared to the same three (3) fiscal quarters in the prior fiscal year.

      These increases in selling, general and administrative expenses were partially offset by a decrease of approximately $245,000 in selling and promotional expenses and a decrease of approximately $83,000 in payroll related expenses. We expect selling and promotional expenses, as well as payroll-related expenses, for the remainder of fiscal 2001to be less than the comparable periods in the prior fiscal year as a result of our cost reduction programs.

      We have initiated cost reduction programs to reduce future operating expenses by migrating customers to our fully integrated websites, reducing catalog and other selling expenditures, renegotiating certain leases and contracts, consolidating operations, and reducing staff.

 Internet Expense. We incurred internet related expenses of approximately $94,000 for the three month period ended December 29, 2000 as compared to $40,000 for the three month period ended December 31, 1999. These expenses are related to the continued support and enhancement of our websites and web development to post electronic catalogs on the websites. Internet expenses continued to increase in the prior year as we were developing our e-commerce sites. We incurred approximately $1.1 million of Internet expenses during the last three quarters of the previous fiscal year to develop and launch fully functional e-commerce web sites that offer our customers electronic on-line catalogs, customer specific pricing, on-line ordering and other on-line customer service functions. This development effort was completed in fiscal 2000, so our future quarterly Internet expenses will be significantly less this year as compared to the same quarters last year.

 Interest Expense. Interest expense increased approximately $119,000 (28.9%) for the three-month period ended December 29, 2000 as compared to the three-month period ended December 31, 1999. The increase in interest expense resulted from overall higher borrowing levels and higher interest rates as a result of the amendments to our credit agreement.

 Liquidity and Capital Resources

      Our working capital decreased approximately $3.1 million during the three months ended December 29, 2000, from $30.8 million at September 29, 2000 to $27.7 million at December 29, 2000. The decrease in working capital is primarily a result of a decrease of approximately $7.5 million in trade receivables offset by an increase in inventories of approximately $4.4 million.

      We have a credit agreement with Comerica Bank-Texas to finance our working capital requirements. The credit agreement provides for a revolving credit facility and a term loan. As of December 29, 2000, we had total borrowings under our senior credit facility of approximately $20.6 million. This balance included a term loan of $2.1 million and loans outstanding under the revolving credit facility of $18.5 million.

      On December 22, 2000, Emerson Radio Corp., our largest stockholder, offered to purchase 1,629,629 shares of our common stock from us for $1.35 per share in cash, for a total purchase price of $2.2 million. The $1.35 per share purchase price represented a 20% premium to the closing price of our common stock on December 22, 2000. Emerson's offer was contingent on Comerica making certain amendments to the senior secured credit facility before December 28, 2000, including eliminating the fixed charge coverage ratio. Emerson agreed to finalize this purchase on or before January 15, 2001. Our Board agreed that selling additional shares to Emerson for $1.35 per share and using the proceeds to pay off the term loan was in our best interests and approved Emerson's offer. The stock purchase was completed on January 12, 2001 resulting in Emerson owning 4,326,029 shares, or approximately 48.3% of our issued and outstanding shares. Emerson also owns warrants to purchase an additional 1 million shares of our common stock for $7.50 per share. These warrants expire on December 10, 2001.

      On December 27, 2000, we entered into an amendment to the credit agreement whereby we agreed to (i.) pay off the term loan by January 15, 2001 with the proceeds from the Emerson transaction mentioned above, (ii.) pay Comerica a $15,000 waiver fee, (iii.) delete the fixed charge coverage ratio and add an interest coverage ratio and (iv.) pay Comerica a $250,000 fee if the credit facility is not refinanced by March 30, 2001. On January 12, 2001, we paid off the term loan. We believe we will meet all future terms and conditions, including covenants, of our credit facility through the end of fiscal 2001.

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

      We believe we can satisfy our short-term and long-term working capital requirements to support our current operations from borrowings under a credit facility (whether it is our existing credit facility or a replacement credit facility) and cash flows from operations.

      We  do  not  currently  have  any  material  commitments  for   capital
 expenditures.

      On May 28, 1997, the Board of Directors approved the repurchase of up to 1,000,000 shares of our issued and outstanding common stock in the open market and/or privately negotiated transactions. On October 28, 1998, the Board of Directors approved a second repurchase program of up to an additional 1,000,000 shares of our issued and outstanding common stock in the open market and/or privately negotiated transactions. As of December 29, 2000, we had repurchased approximately 1,333,000 shares of our issued and outstanding common stock in the open market and privately negotiated transactions. Any future purchases will be subject to price and availability of shares, working capital availability and any alternative capital spending programs. Our bank agreement currently prohibits the repurchase of any additional shares without the bank's prior consent. The refinancing proposals we are currently negotiating will similarly restrict stock repurchases.

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

      Future trends for revenues and profitability remain difficult to predict. We continue to face many risks and uncertainties, including:

      1. general and specific market and economic conditions;
      2. reduced sales to the United States Government due to a reduction in Government spending;
      3. unanticipated disruptions or slowdowns;
      4. high fixed costs;
      5. competitive factors;
      6. risk of nonpayment of accounts receivable; and
      7. foreign supplier related issues;

      The general economic condition in the U.S. could affect pricing on raw materials such as metals and other commodities used in manufacturing certain products as well as finished goods. Any material price increases to the customer could have an adverse effect on revenues and any price increases from vendors could have an adverse effect on our costs.

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

      The institutional market for sporting goods and leisure products is highly competitive and there are no significant barriers to enter this market. The recent growth in this market has encouraged the entry of many new competitors as well as increased competition from established companies. We are facing significant competitors and new competition from new entrants. These competitors include large retail operations that also sell to the institutional market, other catalog and direct marketing companies, team dealers, and Internet sellers. Increased competition could result in pricing pressures, increased marketing expenditures and loss of market share and could have a material adverse effect on our results of operations.

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

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

      There have been no significant changes from items disclosed in Form 10-K for the year ended September 29, 2000.

                         PART II.  OTHER INFORMATION

 Item 1.   Legal Proceedings

      Periodically, we become involved in various claims and lawsuits incidental to our business. In management's opinion, any ultimate liability arising out of currently pending claims will not have a material adverse effect on our financial condition or results of operations. However, any claims substantially in excess of our insurance coverage, or any substantial claim that may not be covered by insurance or any significant monetary settlement, could have a material adverse effect on our financial condition or results of operations.

      On June 18, 1999 we filed a lawsuit for declaratory relief in the United States District Court for the Northern District of Texas against MacMark Corporation ("MacMark") and Equilink Licensing Corp., both of which are controlled by Riddell Sports, Inc. Subsequently, we added Riddell Sports Corp. as a defendant. The lawsuit arose out of a notice delivered by MacMark purportedly terminating our rights under our license to use the MacGregorR trademark. The license was perpetual and royalty free subject to certain limited termination rights. MacMark stated in its notice that it considered there to be continuing and material breaches of the license agreement and that such breaches were incurable, all of which we disputed.

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

 Item 3.   Defaults Upon Senior Securities

      (a)  Not applicable.

      (b)  Not applicable.

 Item 4.   Submission of Matters to a Vote of Security Holders

      Our Annual Meeting of Stockholder's was held on January 26, 2001. The only item submitted to the stockholders was a proposal to elect (5) persons to serve as Directors of the Company. The results of the vote on this proposal are as follows:


                            ELECTION OF DIRECTORS

           Directors                Votes For    Votes Withheld
           -------------------      ---------    --------------
      (1)  Geoffrey P. Jurick       6,298,827        116,012

      (2)  John P. Walker           6,298,827        116,012

      (3)  Peter G. Bunger          6,298,827        116,012

      (4)  Johnson C. S. Ko         6,298,827        116,012

      (5)  Thomas P. Treichler      6,298,827        116,012


 Item 5.   Other Information

           On February 7, 2001, our common stock was suspended from trading on the New York Stock Exchange ("NYSE") because we do not meet the NYSE's continued listing criteria relating to total global market capitalization of $50 million and total stockholders equity of $50 million. Although we have applied to list our common stock on the American Stock Exchange ("AMEX"), the AMEX has declined to list our common stock because we do not meet the $3.00 minimum stock price requirement. We have requested that the AMEX Adjudicatory Council review the decision rendered by the AMEX Committee on Securities. We expect this review to take place in February 2001. In the interim, our shares are being quoted on the Over the Counter Bulletin Board under the symbol " SSPY".

 Item 6.   Exhibits and Reports on Form 8-K

   Exhibit
     Nbr.                         Description of Exhibit

 (a) (1)        Amended  and  Restated Certificate  of  Incorporation of  the
Exhibit  3.1    Company   (incorporated by reference from Exhibit  4.1 to the
                Company's  Registration Statement  on Form S-8  (Registration
                No. 33-80028)).

 (a) (2)        Certificate of Amendment  of Amended and Restated Certificate
Exhibit 3.1.1   of  Incorporation to the  Company (incorporated by  reference from  Exhibit 4.1 to the Company's Registration  Statement on
                Form S-8 (Registration No. 33-80028)).

 (a) (3)        Amended  and Restated Bylaws of the Company  (incorporated by
Exhibit 3.2     reference  from Exhibit 3.2 to  the Company's Report  on Form
                10-K for the year ended November 1, 1996).

 (a) (4)        Specimen   of  Common  Stock  Certificate   (incorporated  by
Exhibit 4.1     reference  from  Exhibit 4.1  to  the Company's  Registration
                Statement on Form S-1 (Registration No. 33-39218)).

 (a) (5)        Amended  and Restated License Agreement dated as  of December
10.23.2 (*)     21,  2000  by   and  between  MacMark  Corporation,  Equilink
                Licensing Corporation and the Company.

 (a) (6)        Second Amendment to Credit  Agreement dated December 27, 2000
10.33.2(*)      by and between the Company and Comerica Bank.


 ( * )   =      Filed Herewith

                            SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Dated: February 9, 2001

                            SPORT SUPPLY GROUP, INC.


                            By: /s/ John P. Walker
                                ------------------
                                John P. Walker
                                President


                            By: /s/ Robert K. Mitchell
                                ----------------------
                                Robert K. Mitchell
                                Chief Financial Officer