Form 10-K
period 2001-03-30
SPORT SUPPLY GROUP INC
filed 2001-06-29
CIK 872855

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


(Mark One)

 [   ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934
                                     OR

 [ x ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from September 30, 2000 to March 30, 2001

                        Commission File number 1-10704

                           Sport Supply Group, Inc.
            (Exact name of registrant as specified in its charter)

                 Delaware                                    75-2241783
      -------------------------------                   -------------------
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                     Identification No.)

   1901 Diplomat Drive, Farmers Branch, Texas               75234 - 8914
   ------------------------------------------               ------------
    (Address of principal executive offices)                 (Zip Code)

 Registrant's telephone number, including area code:       (972) 484-9484

 Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
         Title of each class                        which registered
     -----------------------------              ------------------------
     Common Stock, $ .01 Par Value                  Over-the-counter
                                                     Bulletin Board

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

      The aggregate market value of the voting stock held by non-affiliates of the registrant on June 15, 2001 based on the closing price of the common stock on the Over the Counter Bulletin Board on such date, was approximately $5,700,000.

      Indicated below is the number of outstanding shares of each class of the registrant's common stock, as of June 15, 2001.

       Title of Each Class of Common Stock        Number Outstanding
       -----------------------------------        ------------------
           Common Stock, $.01 par value            8,914,606 shares


                  DOCUMENTS INCORPORATED BY REFERENCE: NONE

                          TABLE OF CONTENTS



     Item                                                      Page
     ----                                                      ----
 PART I

       1   Business..........................................    3

       2   Properties........................................    9

       3   Legal Proceedings.................................    9

       4   Submission of Matters to a Vote of Security Holders   9

 PART II

       5   Market for Registrant's Common Equity and Related
             Stockholder Matters.............................   10

       6   Selected Financial Data...........................   11

       7   Management's Discussion and Analysis of Financial
             Condition and Results of Operations ............   12

       8   Financial Statements and Supplementary Data.......   19

       9   Changes in and Disagreements with Accountants on
             Accounting and  Financial Disclosure............   35

 PART III

      10   Directors and Executive Officers of the Registrant   36

      11   Executive Compensation............................   38

      12   Security Ownership of Certain Beneficial Owners
             and Management..................................   43

      13   Certain Relationships and Related Transactions....   47

 PART IV

      14   Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K ............................   49

      15   Signatures........................................   50

                               PART I.

  Item 1.  Business.

 General

      Sport Supply Group, Inc. is a leading direct mail marketer of sports related equipment and leisure products to the institutional market in the United States. The institutional market is generally comprised of schools, colleges, universities, government agencies, military facilities, athletic clubs, athletic teams and dealers, youth sports leagues and recreational organizations. We offer products directly to the institutional market primarily through: (i.) a variety of distinctive, information-rich catalogs; (ii.) sales personnel strategically located in certain large metropolitan areas; (iii.) in-bound and out-bound telemarketers; (iv.) a team of experienced bid and quote personnel and (v.) the Internet. Our marketing efforts are supported by a customer database of over 250,000 names, a call center at our headquarters located in Farmers Branch, Texas, a custom-designed 180,000 square foot distribution center and several manufacturing facilities. We currently offer approximately 10,000 sports related equipment products to over 100,000 customers.

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

      We believe the institutional sporting goods market is highly fragmented and that most of our competitors lack the necessary capital, support systems, and economies of scale to effectively exploit available opportunities for growth. We believe that we are well positioned to grow our business because of our high capacity order-taking, processing and fulfillment, our well-developed expertise in catalog design and merchandising and our Information Technology (IT) platform.

      One of the most important contributions of the IT platform is that the data available in the system is channeled to a host of websites. Each website is strategically targeted to a specific customer group or product line. Our websites enable our customers to place orders, access account information, track orders, and perform routine customer service inquires on a real-time basis, twenty-four hours a day, seven days a week. This functionality allows for more convenience and added flexibility for our customers, many of whom are part-time coaches with day jobs and parenting responsibilities.

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

      Our sourcing, warehousing, distribution and fulfillment capabilities and our fully integrated SAP information system, provide the necessary capacities, logistics and information technological support to meet the demands and growth potential of E-Commerce. We view the continued migration of our customers to our websites as vital to our future growth and success.

      We are a Delaware corporation incorporated in 1982. In 1988 we became the successor of an operating division of Aurora Electronics, Inc. (f/k/a BSN Corp. and referred to herein as "Aurora"). Before completing the initial public offering of 3,500,000 shares of our common stock in April 1991, we were a wholly-owned subsidiary of Aurora. As of March 30, 2001, we had two wholly-owned subsidiaries: Athletic Training Equipment, Inc., a Delaware Corporation ('ATEC") and Sport Supply Group Asia, Ltd., a Hong Kong Corporation. Our ATEC subsidiary purchased substantially all of the assets of Athletic Training Equipment Company, Inc., ("ATEC"), a Nevada corporation in December, 1997. On September 25, 2000, we acquired the stock of Sport Supply Group Asia, Ltd., a Hong Kong corporation from Emerson Radio
 Corporation. (See Item 13 -- "Certain Relationships and Related Transactions"). Effective March 2001, Sport Supply Group, Inc. is a majority-owned subsidiary of Emerson Radio Corp.

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

   * Huffy[R] -- early childhood development products (sublicensed from Huffy Corporation - see discussion below).

   * Alumagoal[R] -- track and field equipment, including starting blocks, hurdles, pole vault and high jump standards and crossbars.

   *  AMF[R] -- gymnastics equipment (licensed from AMF Bowling, Inc. -   see
      discussion below).

   *  ATEC [R]  --   pitching  machines  and related  baseball  and  softball
      training equipment.

   *  BSN[R] -- sport balls.

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

      The Voit license permits us to use the Voit[R] trademark in connection with manufacturing, advertising, and selling specified sports related equipment and products, including inflated balls for all sports and baseball and softball products to certain institutional customers. We are required to pay annual royalties under the license. The initial term of the Voit license expired on December 31, 1989, and was subject to three renewal options for consecutive terms of five years each. Subject to the terms of the license agreement, we are permitted to use the Voit trademark through December 31, 2004.

      The Huffy sublicense permits us to use the Huffy[R] trademark in connection with manufacturing, advertising, selling and distributing certain sports related products and equipment to institutional customers. We are required to pay annual royalties under the sublicense subject to the terms of the sublicense agreement. The term of the sublicense expires September 30, 2003.

      In February 1992, we acquired two separate licenses to use several trade names, styles, and trademarks (including, but not limited to, MacGregor[R]). On December 21, 2000, the license relating to the use of the MacGregor[R] trademark was amended and restated in its entirety. The amended and restated license permits us to manufacture, promote, sell, and distribute to designated customers throughout the world, specified sports related equipment and products relating to baseball, softball, basketball, soccer, football, volleyball, and general exercise. The amended and restated license requires us to pay an annual royalty based upon sales of MacGregor branded products, with the minimum annual royalty set at $100,000. The amended and restated license is exclusive with respect to certain customers and non-exclusive with respect to others. The amended and restated license has an original term of forty (40) years, but will automatically renew for successive forty (40) year periods unless terminated in accordance with the terms of the license. We have converted a substantial portion of our products to the MacGregor[R] brand, which is believed to be a widely recognized trade name in the sporting goods industry. See Part I. Item 1. -- "Business - Sales and Marketing".

      On August 19, 1993, we entered into an exclusive license agreement with AMF Bowling, Inc. to use the AMF name in connection with the promotion and sale of certain gymnastics equipment in the United States and Canada. We are required to pay an annual royalty under the license. The minimum royalty increases by a predetermined percentage each year the license agreement is in effect. Subject to the terms of the AMF license, we are permitted to use the AMF name through December 31, 2001 with the option to renew the agreement through December 31, 2003.

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

      We solicit and sell our products through 10 different direct mail catalogs, an inside sales and customer service staff of over 100 people, an outside sales force of over 25 people traveling in significant metropolitan sales territories, and twelve Internet sites.

      We have marketing efforts directed towards the following athletic and leisure activities: Football, Baseball, Softball, Basketball, Soccer, Track and Field, Training and Fitness, Camping, Outdoor Recreation, Early Childhood Development, Table Games, Playground Recreation, Tennis and Volleyball. We believe we are also a brand leader in the institutional sporting goods and sports leisure market, marketing our products under a variety of private label and well recognized name brands including: BSN Sports, MacGregor[R], Reebok Team Uniforms, Spaulding, PortaPit, Champion Barbell, Voit[R], Huffy[R], AMF[R] and Flag-A-Tag[R]. We believe our mailing list of over 250,000 customer and target prospects is one of our most valuable intangible assets.

      We also have licenses and marketing alliances with national organizations including Little League BaseballTM, Major League Baseball[R], YMCA, Hershey Chocolate USA, Antigua[R], and Amway Corp. In 1996, we entered into a five-year advertising and distribution agreement with Hershey Chocolate USA. We are currently in discussions with Hershey to extend this agreement. Pursuant to this agreement, we market and distribute promotional fund raising literature and programs to our customers, and service the fund raising needs of many nontraditional customers.

      In an effort to maximize the performance of the catalogs and increase market penetration, we have opened "Team Hubs" in key underperforming markets. The purpose of these hubs is to provide a local presence and allow field sales representatives to make live presentations to customers and potential customers. These local team sales hubs focus on promoting product to the institutional and youth sports markets.

      During fiscal year 1999, we expanded our local team sales hubs by acquiring two local team dealers. These local team sales hub acquisitions continue to service the local institutional customers and teams with a full line of athletic products. We will also use this local presence to expand our product sales to the local institutional customer base. Conlin Bros., Inc., located in Southern California, was acquired in January 1999. Larry Black Sporting Goods, Inc. in Oklahoma and Kansas, was acquired in February 1999. During October 1999, we further expanded our local team sales hubs by acquiring two more local team dealers: Spaulding Athletic, located in Little Rock Arkansas, and LAKCO Team Sports, located in Southern California. Conlin and LAKCO Team Sports have been consolidated with our existing sales office in California.

      During fiscal year 1998, we acquired certain assets of Athletic Training Equipment Company, Inc., a Nevada Corporation ("ATEC"). ATEC manufactures and markets pitching machines and other baseball training equipment to sporting goods dealers and other sporting goods institutions. These products are marketed using catalogs and outside sales representatives to service the dealers. ATEC has one of the broadest and most versatile lines of pitching machines in the market today. With the use of the latest technology, ATEC has continued to meet the training needs of professional, college, high school and youth baseball and softball leagues.

      During the past two years, we have made a significant investment in launching twelve Internet sites listed below:

      BSNsports.com           -- targets the longstanding customer of SSG
                                 who recognizes the BSN sports name
      LeagueDirect.com        -- targets Little League and other league
                                 sports
      US-Games.com            -- targets the early childhood development
                                 buyer
      ChampionBarbell.com     -- targets fitness
      BSNgsanaf.com           -- targets the government
      NewEnglandCamp.com      -- targets camping and outdoor leisure
      Portapit.com            -- targets track and field
      eSportsonline.com       -- targets all customers
      ATEC-sports.com         -- website for ATEC
      Officialfundraising.com -- targets all customers interested in fundraising
      Flagatag.com            -- targets flag football and intramural leagues
      Blastball.com           -- targets users of our exclusive Blastball
                                 product

      Each website is strategically targeted to a specific customer group or product line. Our websites enable our customers to place orders, access account information, track orders, and perform routine customer service inquiries on a real-time basis, twenty-four hours a day, seven days a week. This functionality allows for more convenience and added flexibility for our customers.

      Over the years, we believe we have established a market leader position by constantly updating and expanding our product lines and targeting selling efforts to specific customer profiles. We have historically targeted one market -- institutional sporting goods customers. We are beginning to target individual consumers on our esportsonline.com website. Sales growth is the result of strengthening our marketing and selling expertise and constantly updating our product lines while expanding our selling and distribution channels.

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

      Approximately 7%, 9%, 7% and 7% of our sales in the fiscal years 2001, 2000, 1999 and 1998 respectively, were to the United States Government, a majority of which were sales to military installations. We have a contract with the General Services Administration (the "GSA Contract") that grants us an "approved" status when attempting to make sales to military installations or other governmental agencies. The existing GSA Contract expires December 31, 2001. Although we intend to extend the expiration date of this contract, no assurance can be made that it will be extended. Under the GSA Contract, we agree to sell approximately 550 products to United States
 Government agencies and departments at catalog prices or at prices consistent with any discount provided to our other customers. Products sold to the United States Government under the GSA Contract are always sold at our lowest offered price.

      We also have a separate contract with the General Services Administration for the sale of approximately 10 camp related products with terms similar to the GSA Contract. This contract is scheduled to expire August 31, 2002.

      We also sell products to United States Government customers from a NAF contract (Non-Appropriated Funds). Our entire product line is included on this contract and offers pricing to the U.S. Government at discounted prices that are consistent with any discount provided to our other customers. This contract is administered by the United States Air Force and is scheduled to expire on September 30, 2001. Although we intend to extend the expiration date of this contract, no assurance can be made that it will be extended.

 Seasonal Factors and Backlog

      Historically, our revenues are lowest in the quarter ending December 31 and peak in the quarter ending March 31. Our revenues reflect a level cycle during the quarters ending June 30 and September 30. The peak in revenues in the quarter ending March 31 is primarily due to the volume generated by spring and summer sports, favorable outdoor weather conditions and school needs before summer closing.

      We had a backlog of approximately $2,638,000 at March 30, 2001, $2,329,000 at September 29, 2000 and $2,458,000 at October 1, 1999.

 Manufacturing and Suppliers

      We manufacture, assemble and distribute many of our products from five of our facilities. See Item 2. -- "Properties" for details. Game tables, gym mats, netting, and tennis and baseball field equipment are manufactured in our three Anniston, Alabama plants. Baseball and softball pitching machines are manufactured at our ATEC subsidiary in Sparks, Nevada. Items of steel and aluminum construction, such as soccer field equipment and weight equipment, are principally manufactured at our facilities in Farmers Branch, Texas.

      Certain products manufactured by us are custom-made (such as tumbling mats ordered in color or size specifications), while others are standardized. The principal raw materials used by us in manufacturing are, for the most part, readily available from several different sources. Such raw materials include foam, vinyl, nylon thread, steel and aluminum tubing, wood, slate and cloth.

      Items not manufactured by us are purchased from various suppliers primarily located in the United States, Taiwan, Australia, the Philippines, Thailand, the People's Republic of China, Pakistan, Sweden and Canada. We have no significant purchase contracts with any major supplier of finished products, and most products purchased from suppliers are readily available from other sources. We purchase most of our finished product in U.S. dollars and are, therefore, not subject to direct foreign exchange rate differences. See Part II. Item7. - Management Discussion and Analysis - Certain Factors that May Affect the Company's Business or Future Operating Results".

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

 Employees

      On May 25, 2001, we had approximately 462 full-time employees, of whom 134 were involved in our manufacturing operations. We also hire part-time and temporary employees primarily during the summer months. None of our employees are represented by unions, and we believe our relations with employees are good.

 Item 2.   Properties.

      The following table sets forth the material properties owned or leased by us or any of our subsidiaries:

                               Approximate
                                 Square                      Lease Expires
       Facility Purpose          Footage     Location         or is Owned
       ----------------          -------     --------       --------------
 Manufacturing and               135,000     Farmers        December, 2004
   corporate headquarters                    Branch, TX
 Warehouse and fulfillment       181,000     Farmers        December, 2004
   processing                                Branch, TX
 Sub-leased to a third party      45,000     Cerritos, CA   December, 2001
 Pitching equipment               62,500     Sparks, NV     July, 2004
   manufacturing
 Cloth and netting product        35,000     Anniston, AL   Owned
   manufacturing
 Game table manufacturing         45,000     Anniston, AL   Owned
 Foam and Vinyl Manufacturing     38,500     Anniston, AL   November, 2001


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

 Item 4.   Submission of Matters to a Vote of Security Holders.

      Not Applicable.


                                   PART II.

 Item 5.   Market for  Registrant's  Common Equity  and  Related  Stockholder
 Matters.

      Our common stock, par value $.01 per share (the "Common Stock") is quoted on the Over-the-counter Bulletin Board under the symbol SSPY. On February 7, 2001, our common stock was suspended from trading on the New York Stock Exchange ("NYSE") because we did not meet the NYSE's continued listing criteria relating to total global market capitalization of $50 million and total stockholders equity of $50 million. Although we have applied to list our common stock on the American Stock Exchange ("AMEX"), the AMEX has declined to list our common stock because we do not meet the $3.00 minimum stock price requirement. We have requested that the AMEX Adjudicatory Council review the decision rendered by the AMEX Committee on Securities. No assurance can be made that the AMEX will approve our application to list our shares of common stock. As of May 16, 2001, there were 1,526 holders of the Common Stock (including individual security position listings). The following table sets forth the high/low sales range for the periods indicated. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                         Common  Stock
        Fiscal Year  Fiscal Quarter      High       Low
        -----------  --------------     ------    -----
           1999      Ended December      9.313    5.875
                     Ended March        11.875    7.750
                     Ended June         10.750    8.750
                     Ended September    10.313    8.125

           2000      Ended December      8.438    5.688
                     Ended March         8.250    5.938
                     Ended June          6.125    3.875
                     Ended September     4.875    2.188

           2001      Ended December      2.938    0.750
                     Ended March         2.375    1.063


      We have not declared dividends in the past three fiscal years and currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

      On May 28, 1997, the Board of Directors approved the repurchase of up to 1,000,000 shares of our issued and outstanding common stock in the open market and/or privately negotiated transactions. On October 28, 1998, the Board of Directors approved a second repurchase program of up to an additional 1,000,000 shares of our issued and outstanding common stock in the open market and/or privately negotiated transactions. As ofMarch 30, 2001, we repurchased approximately 1,333,000 shares of our issued and outstanding common stock in the open market and privately negotiated transactions. Any future purchases will be subject to price and availability of shares, working capital availability and any alternative capital spending programs. Our bank agreement currently prohibits the repurchase of any additional shares without the bank's prior consent.

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

      On January 12, 2001, we issued 1,629,629 shares of restricted stock out of our treasury stock to Emerson Radio Corp. ("Emerson"), our largest stockholder. Emerson paid $1.35 in cash for each share of stock, for a total purchase price of $2.2 million. All of the shares issued in this transaction were issued in a non-public offering pursuant to Section 4(2) of the Securities Act of 1933, as amended. Proceeds of the sale were used to pay off our term loan with Comerica Bank.

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


                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                     SELECTED FINANCIAL DATA (UNAUDITED)
             ( Amounts in thousands, except for per share data )


                                                Six     Fiscal    Fiscal   Fiscal      Eleven      Fiscal
                                               Months    Year      Year     Year       Months       Year
                                               Ended     Ended     Ended    Ended      Ended        Ended
                                             March 30,  Sept 29,   Oct 1,   Oct 2,     Sep 26,      Nov 1,
 Statement of Earnings Data:                  2001(2)     2000      1999     1998     1997(1)(3)   1996(3)
                                              -------   -------   -------   -------    -------     -------
 Net revenues                                $ 50,337  $119,321  $112,880  $101,935   $ 83,318    $ 84,547
 Gross profit                                  13,936    36,170    37,283    32,303     26,811      25,001
 Operating profit (loss)                       (2,411)     (437)    8,445     7,782      4,226         (65)
 Interest expense                                 957     2,022     1,196       474        757       1,372
 Other income, net                                 14        17        63       215         83          38
 Earnings (loss) from continuing operations    (2,123)   (1,518)    4,623     4,964      2,576        (964)
 Loss from discontinued operations (3)             --        --        --        --     (2,574)    (17,773)
                                              -------   -------   -------   -------    -------     -------
 Net earnings (loss)                         $ (2,123) $ (1,518) $  4,623  $  4,964   $      2    $(18,737)
                                              =======   =======   =======   =======    =======     =======

 Earnings (loss) per common share and
   common equivalent share: (notes 1,
   2 and 3)
 Net earnings (loss) per common share
   from continuing operations                $  (0.27) $  (0.21) $   0.63      0.62   $   0.32    $  (0.14)
 Net loss per common share from
   discontinued operations                         --        --        --        --      (0.32)      (2.64)
                                              -------   -------   -------   -------    -------     -------
 Net earnings (loss) per common
  share - basic                              $  (0.27) $  (0.21) $   0.63  $   0.62   $      -    $  (2.78)
                                              =======   =======   =======   =======    =======     =======
 Net earnings (loss) per common share from
  continuing operations - diluted            $  (0.27) $  (0.21) $   0.60  $   0.60   $   0.32    $  (0.14)
 Net loss per common share from discontinued
  operations - diluted                             --        --        --        --      (0.32)      (2.63)
                                              -------   -------   -------   -------    -------     -------
 Net earnings (loss) per common
  share - diluted                            $  (0.27) $  (0.21) $   0.60  $   0.60   $      -    $  (2.77)
                                              =======   =======   =======   =======    =======     =======
 Weighted average common and common
  equivalent shares:
 Weighted average common shares
  outstanding - basic                           7,964     7,273     7,390     8,026      8,146       6,747
 Weighted average common shares
  outstanding - diluted                         7,964     7,273     7,728     8,237      8,151       6,768


                                                 At        At        At        At         At          At
                                              March 30  Sept 29,   Oct 1,    Oct 2,     Sep 26,     Nov 1,
 Balance Sheet Data:                          2001 (2)    2000      1999      1998    1997(1)(3)   1996(3)
                                              -------   -------   -------   -------    -------     -------
 Working capital                             $ 28,383  $ 30,771  $ 31,873  $ 25,245   $ 24,006    $ 21,322
 Total assets                                  73,584    73,687    73,249    54,804     50,484      70,009
 Long-term obligations, net                    17,333    19,034    18,426     5,161      4,418      24,338
 Total liabilities                             32,955    33,150    31,141    13,626     11,527      40,846
 Stockholders equity                           40,629    40,537    42,108    41,178     38,957      29,163


                NOTES TO SELECTED FINANCIAL DATA (UNAUDITED)

 (1) During 1997, we changed our financial reporting year-end from October 31 to September 30. Therefore, the fiscal year ended September 26, 1997 is a transition period consisting of eleven calendar months.

 (2) During 2001, we changed our financial reporting year-end from September 30 to March 31. Therefore, the fiscal year ended March 30, 2001 is a transition period consisting of six calendar months.

 (3) On May 20, 1996 we disposed of substantially all of the assets (other than cash and accounts receivable) of the Gold Eagle Division to a privately held corporation.

 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following table sets forth, for the periods indicated, certain items related to our continuing operations as a percentage of net revenues.


                                 For the     For the     For the     For the
                                6 Months    12 Months   12 Months   12 Months
                                 Ended       Ended       Ended       Ended
                               March. 30,   Sept. 29,    Oct. 1,     Oct. 2,
                                  2001         2000        1999        1999
                                -------      -------     -------     -------
 Net revenues (in thousands)   $ 50,337     $119,321    $112,880    $101,935
                                  100.0%       100.0%      100.0%      100.0%
 Cost of sales                     72.3%        69.7%       66.9%       68.3%
 Selling, general and
   administrative expenses         31.3%        29.2%       25.6%       22.9%
 Internet expenses                  0.6%         1.0%        0.0%        0.0%
 Nonrecurring Charges               0.5%         0.5%        0.0%        1.2%


 Operating profit (loss)          (4.7%)        (0.4%)       7.5%        7.6%



 2001 Compared to 2000

      The following table summarizes certain financial information relating to our results of operations for the six month period ended March 30, 2001 and the six month period ended March 31, 2000:

                                      2001           2000
                                   ----------       ---------
      Net Revenues                $50,336,524    $56,596,700
      Gross Profit                $13,935,999    $17,853,869
      SG&A                        $15,775,650    $16,366,932
      Internet expenses           $   317,808    $   101,322
      Non-recurring charges       $   253,239    $   605,000
      Net loss                    $(2,122,515)   $   (80,669)



 Net Revenues. Net revenues decreased approximately $6.3 million (11.1%) for the six month period ended March 30, 2001 as compared to the same period in fiscal 2000. We believe the decrease in net revenues is primarily a result of competitive pressures in the marketplace, a decline in youth baseball registrations, unusually cold and wet weather in warm weather states delaying spring sports, a reduction in our sales force, a reduction in the number of catalogs mailed and a general slow-down in the economy. We expect revenues to continue this downward trend through the quarter ending June 29, 2001 as a result of the foregoing factors.

 Gross Profit. Gross profit decreased approximately $3.9 million (21.9%) for the six month period ended March 30, 2001 as compared to the same period in fiscal 2000. As a percentage of net revenues, gross profit decreased to 27.7% from 31.5% for the six month period ended March 30, 2001 as compared to the same period in fiscal 2000. Gross profit decreased due to product mix shifts and pricing pressure in the institutional sporting goods marketplace. We expect to continue to experience a lower gross profit as a percentage of net revenue as compared to the previous year due to these factors.

 Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased approximately $591,000 (3.6%) for the six month period ended March 30, 2001 as compared to the same period in fiscal 2000. As a percentage of net revenues, selling, general and administrative expenses increased to 31.3% from 28.9% for the six month period ended March 30, 2001 as compared to the same period in fiscal 2000. The decrease in selling, general and administrative expenses is primarily a result of the following:

 (i.) A decrease in selling and promotional expense of approximately $565,000 for the six month period ended March 30, 2001 as compared to the six month period ended March 31, 2000. This decrease is primarily a result of lower catalog expense as part of our cost reduction programs initiated this year.

 (ii.) A decrease in payroll related expense of approximately $364,000 for the six month period ended March 30, 2001 as compared to the six month period ended March 31, 2000. This is a result of reduced headcount, primarily in the sales and sales administration areas.

 (iii.) A decrease in legal fees of approximately $200,000 for the six  month period ended March 30, 2001 as compared to the six month period ended March 31, 2000. This is primarily the result of a reduction in litigation.

 (iv.) A decrease in facility expenses of approximately $156,000 for the  six month period ended March 30, 2001 as compared to the six month period ended March 31, 2000. This is primarily a result of lower rent and telephone expense due to renegotiations of certain leases and contracts.

      These decreases in selling, general and administrative expenses were partially offset by an increase of approximately $632,000 in computer related expenses and an increase of approximately $104,000 in license and royalty related expenses for the six month period ended March 30, 2001. We do not expect any material increase in computer related expenses as compared to prior fiscal periods in the quarters ending June 29, 2001 and September 28, 2001. Fiscal 2001 was the first year of normal, fully loaded MIS department operating expenses, which currently total approximately $650,000 per quarter. The SAP computer system implementation is complete and meets our current needs. We expect it to meet our needs into the foreseeable future. The increase in license and royalty related expenses is primarily due to the Amended and Restated License Agreement with MacMark, entered in on December 21, 2000, which requires us to pay an annual royalty based upon sales of MacGregor branded products, with the minimum annual royalty set at $100,000.

 Internet Expenses. We incurred Internet related expenses of approximately $318,000 for the six month period ended March 30, 2001 as compared to approximately $101,000 for the six month period ended March 31, 2000. These expenses are related to the continued support and enhancement of our websites and web development to post electronic catalogs on the websites. We incurred approximately $1.1 million of Internet expenses during fiscal year 2000 to develop and launch fully functional e-commerce web sites that offer our customers electronic on-line catalogs, customer specific pricing, on-line ordering and other on-line customer service functions. This development effort was completed in fiscal 2000. Consequently, we expect our future quarterly Internet expenses to be significantly less than the comparable prior year quarters over the next two quarters.

 Nonrecurring Charges. In the six months ended March 30, 2001, we consolidated our manufacturing facility located in Cerritos, CA with our facilities located in Anniston, AL. In association with this plant consolidation, we recorded additional nonrecurring expenses of approximately $114,000 in the six month period ended March 30, 2001. In addition, we recorded approximately $139,000 of nonrecurring expenses in the six month period ended March 30, 2001 related to the accelerated amortization of loan fees due to the change in lenders in March 2001. In the six month period ended March 31, 2000, we recorded a nonrecurring charge related to the settlement of two lawsuits in the amount of $605,000.

 Interest Expense.   Interest expense increased approximately $25,000  (2.7%)
 for the six month period ended March 30, 2001 as compared to the same period in fiscal 2000. This increase is due to higher average borrowings.

 Other Income, Net. Other income increased approximately $12,000 for the six month period ended March 30, 2001 as compared to the same period in fiscal 2000.

 Provision (Benefit) for Income Taxes. The benefit for income taxes increased approximately $1.2 million to a benefit of $1.2 million in the six months ended March 30, 2001 as compared to the same period in fiscal 2000. Our effective tax rate decreased to 36.7% in the six month ended March 30, 2001 as compared to 46.2% for the same period in fiscal 2000.

 We have a net operating loss carryforward that can be used to offset future taxable income and can be carried forward for 15 to 20 years. No valuation allowance has been recorded for our deferred tax assets because we believe it is more likely than not such assets will be realized. We believe the deferred tax assets will be realized by future profitable operating results. Realization of our net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of loss carryforwards. Although realization is not assured, we believe it is more likely than not that all of the deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced. See Note 4 to the consolidated financial statements included in Item 8 -- "Financial Statements and Supplementary Data".

 Net Loss. Net loss increased approximately $2.0 million for the six month period ended March 30, 2001 as compared to the same period in fiscal 2000. Net loss per share increased to $(0.27) from $(0.01) for the six month period ended March 30, 2001 as compared to the same period in fiscal 2000. The weighted average shares outstanding increased by approximately 9.5% for the six month period ended March 30, 2001, respectively as compared to the sam e period in fiscal 2000. The increase in weighted average shares outstanding is primarily due to the sale of treasury stock to Emerson Radio Corp. See Part II, Item 2. "Changes in Securities and Proceeds."

 2000 Compared to 1999

      The following table summarizes certain financial information relating to our results of operations for the fiscal years ended September 29, 2000 and October 1, 1999:

                                     2000              1999
                                  -----------        -----------
   Net Revenues                  $119,320,982       $112,879,817
   Gross Profit                  $ 36,169,949       $ 37,282,908
   SG&A                          $ 34,865,452       $ 28,838,366
   Internet expenses             $  1,136,149                 --
   Nonrecurring charges          $    605,000                 --
   Net Earnings (loss)           $ (1,517,606)      $  4,622,839


 Net Revenues. Net revenues for the fiscal year ended September 29, 2000 ("fiscal 2000") increased by approximately $6.4 million (5.7%) as compared to the fiscal year ended October 1, 1999 ("fiscal 1999"). The increase in net revenues reflects increases in revenues associated primarily with our team dealers, fund-raising product sales and in-school and out-of-school sales increases.

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

 Internet Expenses. We incurred Internet related expenses of approximately $1.1 million for the year ended September 29, 2000. These expenses are related to significant enhancements, including the creation of shopping cart capabilities and full integration with our SAP system.

 Nonrecurring Charges. We successfully negotiated the settlement of two lawsuits. Consequently, in fiscal year 2000, we recorded a non-recurring charge related to these claims in the amount of $605,000.

 Operating Profit. Operating profit decreased from a profit of $8.4 million in fiscal 1999 to a loss of $437,000 in fiscal 2000. The decrease in operating profit is due to reduced margins and increased SG&A expenses, as described above.

 Interest Expense. Interest expense increased in fiscal 2000 by approximately $826,000 (69.0%) to $2.0 million compared to $1.2 million in fiscal 1999. The increase in interest expense resulted from increased overall levels of borrowing. The higher borrowing levels are a result of the: (i.) cash payments for the acquisitions of Spaulding and LAKCO in October 1999; (ii.) stock repurchased under our stock buyback program; (iii.) cash paid for the SAP/AS400 ERP, Internet system implementation and Internet development; and (iv.) funding the growth of inventories. In addition, our borrowing rates increased as a result of amendments to our credit agreement.

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


 1999 Compared to 1998

      The following table summarizes certain financial information relating to our results of operations for the fiscal years ended October 1, 1999 and October 2, 1998:

                                      1999             1998
                                  -----------      -----------
     Net Revenues                $112,879,817     $101,935,314
     Gross Profit                $ 37,282,908     $ 32,303,198
     SG&A                        $ 28,838,366     $ 23,336,972
     Net Earnings (loss)         $  4,622,839     $  4,964,311

 Net Revenues. Net revenues for the fiscal year ended October 1, 1999 ("fiscal 1999") increased by approximately $10.9 million (10.7%) as compared to the fiscal year ended October 2, 1998 ("fiscal 1998"). The increase in net revenues reflects increases in revenues associated primarily with the acquisitions of Larry Black Sporting Goods and Conlin Brothers and increased ATEC sales.

 Gross Profit. Gross profit for fiscal 1999 increased by approximately $5.0 million (15.4%) as compared to fiscal 1998. As a percentage of net revenues, gross profit increased to 33.0% in fiscal 1999 from 31.7% for fiscal 1998.

 Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 1999 increased by approximately $5.5 million (23.6%) as compared to fiscal 1998. As a percentage of net revenues, operating expenses increased to 25.5% for fiscal year 1999 as compared to 24.1% for fiscal 1998. The increase in these expenses as a percentage of net revenues was primarily due to the following factors:

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

 Operating Profit. Operating profit increased by approximately $662,000 (8.5%) to a profit of $8.4 million in fiscal 1999, as compared to $7.8 million in fiscal 1998. As a percentage of net revenues, operating profit decreased to 7.5% in fiscal 1999 from 7.6% for fiscal 1998.

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

 Net Earnings. Net Earnings decreased approximately $341,000 to $4.6 million in fiscal 1999 from $5.0 million in fiscal 1998. As a percentage of the net revenues, net earnings decreased to 4.1% in fiscal 1999 from 4.9% in fiscal 1998. Earnings per share before dilution from continuing operations increased to $0.63 per share in fiscal 1999 from $0.62 per share in fiscal 1998. Fiscal year 1999 includes a decrease of approximately 6.2% in weighted average shares outstanding.

 Liquidity and Capital Resources

      Our working capital decreased approximately $2.4 million during the six months ended March 30, 2001, from $30.8 million at September 29, 2000 to $28.4 million at March 30, 2001. The seasonal decrease in working capital is primarily a result of an increase of approximately $3.8 million in trade payables and a decrease in trade receivables of approximately $2.6 million. These working capital decreases were partially offset by a decrease in the current portion of long-term debt of approximately $1.6 million, an increase in inventories of approximately $1.2 million, and an increase in cash of approximately $1.2 million.

      We have a three-year credit agreement with Congress Financial Corporation to finance our working capital requirements through March 2004. The credit agreement provides for a $25 million revolving credit facility. Borrowings under the Credit Agreement are subject to an accounts receivable and inventory collateral base and are secured by substantially all of our assets. As of March 30, 2001, we had total borrowings under our senior credit facility of approximately $17.1 million.

      On January 12, 2001, we issued 1,629,629 shares of restricted stock out of our treasury stock to Emerson Radio Corp. ("Emerson"), our largest stockholder. Emerson paid $1.35 in cash for each share of stock, for a total purchase price of $2.2 million. All of the shares issued in this transaction were issued in a non-public offering pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4(2). Proceeds of the sale were used to pay off our term loan with Comerica Bank. Additional paid-in capital was reduced by approximately $11.7 million as a result of the difference in proceeds from the treasury stock sale and the treasury stock's related cost basis.

      We believe we can satisfy our short-term and long-term working capital requirements to support our current operations from borrowings under our credit facility and cash flows from operations.

      On May 28, 1997, the Board of Directors approved the repurchase of up to 1,000,000 shares of our issued and outstanding common stock in the open market and/or privately negotiated transactions. On October 28, 1998, the Board of Directors approved a second repurchase program of up to an additional 1,000,000 shares of our issued and outstanding common stock in the open market and/or privately negotiated transactions. As of March 30,
 2001, we repurchased approximately 1,333,000 shares of our issued and outstanding common stock in the open market and privately negotiated transactions. Any future purchases will be subject to price and availability of shares, working capital availability and any alternative capital spending programs. Our bank agreement currently prohibits the repurchase of any additional shares without the bank's prior consent.

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

      The general economic condition in the U.S. could affect pricing and availability on raw materials such as metals, petroleum and other commodities used in manufacturing certain products as well as finished goods. Recently, increasing fuel prices have increased our cost of freight and the cost of petroleum based products such as foam and vinyl. In addition, the price of leather, which is a component of many of our products such as baseballs, gloves, basketballs, footballs, weightlifting belts, etc., has increased recently due to supply shortages caused by the hoof and mouth disease among cattle. If these cost increases continue, we will be forced to increase prices or recognize lower margins. Any material price increases to the customer could have an adverse effect on revenues and any price increases from vendors could have an adverse effect on our costs.

      Approximately 7% of our fiscal year 2001 sales were made to the U.S. Government, a majority of which were made to military installations. Anticipated reductions in U.S. Government spending could reduce funds available to various government customers for sports related equipment, which could adversely affect our results of operations.

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

      Operations and maintenance of our call center, distribution center, manufacturing facilities and management information systems involve substantial fixed costs. Paper and postage are significant components of our operating costs. Catalog mailings entail substantial paper, postage, merchandise acquisition and human resources costs, including costs associated with catalog development. If net sales are substantially below expectations, our results of operations will be adversely affected.

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

      The institutional market for sporting goods and leisure products is highly competitive and there are no significant barriers to enter this market. The size of this market has encouraged the entry of many new competitors as well as increased competition from established companies. We are facing significant competitors and competition from new entrants. These competitors include large retail operations that also sell to the institutional market, other catalog and direct marketing companies, team dealers, and Internet sellers. Increased competition could result in pricing pressures, increased marketing expenditures and loss of market share and could have a material adverse effect on our results of operations.

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


 Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      We own no marketable securities nor have investments that are subject to market risk. The interest on borrowings under our senior credit facility is based on the prime rate. As our borrowing levels have increased, a significant increase in interest rates could have a material adverse effect on our financial condition and results of operations. Assuming borrowing levels remain constant for fiscal 2002 at the same level as at the end of fiscal year 2001, a 3% increase in interest rates would increase interest expense by more than $500,000. Most financial and economic experts are not predicting a significant increase in prime borrowing rates during the coming year.

 Item 8.   Financial Statements and Supplementary Data.


 Index to Financial Statements                                 Page
 -----------------------------                                 ----
 Report of Independent Auditors                                 20

 Consolidated Balance Sheets as of March 30, 2001,
   September 29, 2000, and October 1, 1999                      21

 Consolidated Statements of Operations for the Six Months
   Ended March 30, 2001, and the Years Ended September 29,
   2000, October 1, 1999 and October 2, 1998                    22

 Consolidated Statements of Stockholders' Equity for the
   Six Months Ended March 30, 2001 and the Years Ended
   September 29, 2000, October 1, 1999, and October 2, 1998     23

 Consolidated Statements of Cash Flows for the Six Months
   Ended March 30, 2001 and the Years Ended September 29,
   2000, October 1, 1999, and October 2, 1998                   24

 Notes to Consolidated Financial Statements                     25

                        REPORT OF INDEPENDENT AUDITORS


 To the Board of Directors of Sport Supply Group, Inc.:

      We have audited the accompanying consolidated balance sheets of Sport Supply Group, Inc. and subsidiaries as of March 30, 2001, September 29, 2000 and October 1, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the six month period ended March 30, 2001 and each of the three fiscal years in the period ended September 29, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sport Supply Group, Inc. and subsidiaries as of March 30, 2001, September 29, 2000 and October 1, 1999, and the consolidated results of their operations and their cash flows for the six month period ended March 30, 2001 and each of the three fiscal years in the period ended September 29, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                 ERNST & YOUNG LLP

 Dallas, Texas
 June 1, 2001

                   SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                        March 30,   September 29,   October 1,
                                                           2001          2000          1999
                                                       -----------   -----------   -----------
 CURRENT ASSETS :
  Cash and equivalents                                $  1,271,096  $    112,017  $    201,911
  Accounts receivable:
    Trade, less allowance for doubtful accounts
    of $929,000 at March 30, 2001, $836,000 at
    Sept. 29, 2000 and $465,000 at Oct. 1, 1999         19,128,835    21,699,695    22,926,169
    Other                                                  287,866       727,830       975,956
  Inventories, net                                      21,050,539    19,853,059    18,509,262
  Other current assets                                     847,212     1,152,639       911,972
  Deferred tax assets                                    1,418,835     1,341,203     1,062,188
                                                       -----------   -----------   -----------
    Total current assets                                44,004,383    44,886,443    44,587,458
                                                       -----------   -----------   -----------

 DEFERRED CATALOG EXPENSES                               2,436,756     1,552,838     2,078,262

 PROPERTY, PLANT AND EQUIPMENT :
  Land                                                       8,663         8,663         8,663
  Buildings                                              1,605,102     1,605,102     1,605,102
  Computer Equipment & Software                         11,635,763    11,589,567    10,038,530
  Machinery and equipment                                6,397,134     6,402,708     6,192,272
  Furniture and fixtures                                 1,540,484     1,521,374     1,286,745
  Leasehold improvements                                 2,434,451     2,425,562     2,368,439
                                                       -----------   -----------   -----------
                                                        23,621,597    23,552,976    21,499,751
  Less -- Accumulated depreciation and amortization    (12,214,075)  (11,131,183)   (8,889,925)
                                                       -----------   -----------   -----------
                                                        11,407,522    12,421,793    12,609,826
                                                       -----------   -----------   -----------
 DEFERRED TAX ASSETS                                     4,081,390     2,866,910     2,101,239

 COST IN EXCESS OF NET ASSETS ACQUIRED,
  less accumulated amortization of $1,887,000 at
  March 30, 2001, $1,745,000 at Sept. 29, 2000
  and $1,464,000 at Oct. 1, 1999                         7,726,516     7,867,222     7,937,809

 TRADEMARKS
  less accumulated amortization of $1,646,000 at
  March 30, 2001, $1,547,000 at Sept. 29, 2000
  and $1,339,000 at Oct. 1, 1999                         3,192,523     3,235,996     3,079,010

 OTHER ASSETS
  less accumulated amortization of $655,000 at
  March 30, 2001, $451,000 at Sept. 29, 2000
    and $1,058,000 at Oct. 1, 1999                         735,254       855,613       855,375
                                                       -----------   -----------   -----------
                                                      $ 73,584,344  $ 73,686,815  $ 73,248,979
                                                       ===========   ===========   ===========
 CURRENT LIABILITIES :
  Accounts payable                                    $ 13,613,835  $  9,871,068     7,975,509
  Other accrued liabilities                              1,929,357     2,604,680     2,328,549
  Notes payable and capital lease
    obligations, current portion                            78,604     1,639,458     2,410,839
                                                       -----------   -----------   -----------
      Total current liabilities                         15,621,796    14,115,206    12,714,897
                                                       -----------   -----------   -----------
 NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS,
   net of current portion                               17,333,451    19,034,345    18,425,925

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY :
  Preferred stock, par value $0.01, 100,000 shares
    authorized, no shares outstanding                            -             -             -
  Common stock, par value $0.01, 20,000,000 shares
    authorized, 9,359,759, 9,350,731 and 9,333,241
    shares issued at March 30, 2001, Sept. 29, 2000,
    and Oct. 1, 1999  8,914,606, 7,275,949 and
    7,273,899 shares outstanding at March 30, 2001,
    Sept. 29, 2000 and Oct. 1, 1999                         93,598        93,507        93,332
  Additional paid-in capital                            48,099,109    59,785,587    59,743,384
  Accumulated deficit                                   (3,762,328)   (1,639,813)     (122,207)
  Treasury stock, at cost, 445,153, 2,074,782 and
    2,059,342 shares at March 30, 2001, Sept. 29,
    2000 and Oct. 1, 1999                               (3,801,282)  (17,702,017)  (17,606,352)
                                                       -----------   -----------   -----------
                                                        40,629,097    40,537,264    42,108,157
                                                       -----------   -----------   -----------
                                                      $ 73,584,344  $ 73,686,815  $ 73,248,979
                                                       ===========   ===========   ===========

 The accompanying notes are an integral part of these financial statements.


                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
 For The Six Month Period Ended March 30, 2001, The Year Ended September 29, 2000, and The Year Ended October 1, 1999, and The Year Ended October 2, 1998



                                    ------------   ------------   -----------   -----------
                                        2001           2000          1999          1998
                                    ------------   ------------   -----------   -----------
 Net revenues                      $  50,336,524  $ 119,320,982  $112,879,817  $101,935,314

 Cost of sales                        36,400,525     83,151,033    75,596,909    69,632,116
                                    ------------   ------------   -----------   -----------
 Gross profit                         13,935,999     36,169,949    37,282,908    32,303,198

 Selling, general and
   administrative expenses            15,775,650     34,865,452    28,838,366    23,336,972
 Internet expenses                       317,808      1,136,149             -             -
 Nonrecurring charges                    253,239        605,000             -     1,184,024
                                    ------------   ------------   -----------   -----------
 Earnings (loss) before interest,
   other income, and taxes            (2,410,698)      (436,652)    8,444,542     7,782,202

 Interest expense                       (957,270)    (2,021,763)   (1,196,112)     (473,899)

 Other income, net                        14,400         16,924        62,738       215,090
                                    ------------   ------------   -----------   -----------
 Earnings (loss) before provision
   for income taxes                   (3,353,568)    (2,441,491)    7,311,168     7,523,393

 Income tax provision (benefit)       (1,231,053)      (923,885)    2,688,329     2,559,082
                                    ------------   ------------   -----------   -----------
 Net earnings (loss)               $  (2,122,515) $  (1,517,606) $  4,622,839  $  4,964,311
                                    ============   ============   ===========   ===========

 Earnings (loss) per share:

 Net earnings (loss) - basic       $       (0.27) $       (0.21) $       0.63  $       0.62
                                    ------------   ------------   -----------   -----------
 Net earnings (loss) - diluted     $       (0.27) $       (0.21) $       0.60  $       0.60
                                    ------------   ------------   -----------   -----------
 Weighted average number of common
   shares outstanding - basic          7,963,989      7,272,570     7,390,274     8,025,606
                                    ============   ============   ===========   ===========
 Weighted average number of common
   shares outstanding - diluted        7,963,989      7,272,570     7,727,777     8,236,530
                                    ============   ============   ===========   ===========

 The accompanying notes are an integral part of these financial statements.

                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For The Six Month Period Ended March 30, 2001, The Year Ended September 29, 2000, and The Year Ended October 1, 1999, and The Year Ended October 2, 1998



                                                          Additional
                                        Common Stock        Paid in    Accumulated       Treasury Stock
                                      Shares     Amount     Capital      Deficit       Shares      Amount         Total
                                     ---------   -------   ----------   ----------   ---------   -----------    ----------
Balance, September 26, 1997          9,158,749  $ 91,588  $58,574,218  $(9,709,357)  1,074,365  $ (9,999,130)  $38,957,319
                                     ---------   -------   ----------   ----------   ---------   -----------    ----------
Issuances of common stock upon
  exercises of outstanding options      73,387       734      502,370                                              503,104
Issuances of common stock               11,059       110       70,293                                               70,403
Purchase of treasury stock                                                             433,725    (3,486,453)   (3,486,453)
Reissuances of treasury shares                                (46,694)                 (19,598)      215,722       169,028
Net earnings (comprehensive income)                                      4,964,311                               4,964,311
                                     ---------   -------   ----------   ----------   ---------   -----------    ----------
Balance, October 2, 1998             9,243,195  $ 92,432  $59,100,187  $(4,745,046)  1,488,492  $(13,269,861)  $41,177,712
                                     ---------   -------   ----------   ----------   ---------   -----------    ----------
Issuances of common stock upon
  exercises of outstanding options      81,445       814      598,071                                              598,885
Issuances of common stock                8,601        86       73,036                                               73,122
Purchase of treasury stock                                                             595,900    (4,603,987)   (4,603,987)
Reissuances of treasury shares                                (27,910)                 (25,050)      267,496       239,586
Net earnings (comprehensive income)                                      4,622,839                               4,622,839
                                     ---------   -------   ----------   ----------   ---------   -----------    ----------
Balance, October 1, 1999             9,333,241  $ 93,332  $59,743,384  $  (122,207)  2,059,342  $(17,606,352)  $42,108,157
                                     ---------   -------   ----------   ----------   ---------   -----------    ----------
Issuances of common stock upon
  exercises of outstanding options       5,000        50                                                                50
Issuances of common stock               12,490       125       51,503                                               51,628
Purchase of treasury stock                                                              16,420      (112,437)     (112,437)
Reissuances of treasury shares                                 (9,300)                    (980)       16,772         7,472
Net loss (comprehensive loss)                                           (1,517,606)                             (1,517,606)
                                     ---------   -------   ----------   ----------   ---------   -----------    ----------
Balance, September 29, 2000          9,350,731  $ 93,507  $59,785,587  $(1,639,813)  2,074,782  $(17,702,017)  $40,537,264
                                     ---------   -------   ----------   ----------   ---------   -----------    ----------
Issuances of common stock upon
  exercises of outstanding options
Issuances of common stock                9,028        91       14,257                                               14,348
Purchase of treasury stock
Reissuances of treasury shares
Sale of treasury shares                                   (11,700,735)              (1,629,629)   13,900,735     2,200,000
Net loss (comprehensive loss)                                           (2,122,515)                             (2,122,515)
                                     ---------   -------   ----------   ----------   ---------   -----------    ----------
Balance, March 30, 2001              9,359,759  $ 93,598  $48,099,109  $(3,762,328)    445,153  $ (3,801,282)  $40,629,097
                                     ---------   -------   ----------   ----------   ---------   -----------    ----------


The accompanying notes are an integral part of these financial statements.


                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
 For The Six Month Period Ended March 30, 2001, The Year Ended September 29, 2000, and The Year Ended October 1, 1999, and The Year Ended October 2, 1998



                                                              2001          2000          1999          1998
                                                          -----------   -----------   -----------   -----------
 CASH FLOWS FROM OPERATING ACTIVITIES :
   Net earnings (loss)                                   $ (2,122,515) $ (1,517,606) $  4,622,839  $  4,964,311
   Adjustments to reconcile net earnings (loss) to net
       cash provided by (used in) operating activities:
     Depreciation and amortization                          1,556,419     2,855,172     2,072,117     1,390,178
     Provision for (recovery of) allowances for
       accounts receivable                                    220,884       319,025       411,512      (428,756)
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable           2,789,939     1,902,706    (6,602,602)      346,687
       (Increase) decrease in inventories                  (1,197,480)     (565,986)   (3,039,248)   (1,041,239)
       (Increase) decrease in deferred catalog expenses
         and other current assets                            (578,491)      284,757        57,542    (1,125,628)
       Increase (decrease) in accounts payable              3,742,767     1,161,798       602,636     1,221,250
       (Increase) decrease in deferred taxes                  (77,632)     (279,015)     (157,870)    1,165,360
       Increase (decrease) in accrued liabilities            (675,323)      170,301    (1,012,097)     (688,080)
       (Increase) decrease in other assets                   (140,580)     (284,426)      132,638       (29,294)
       (Increase) decrease in noncurrent deferred
         tax assets                                        (1,214,480)     (765,671)    2,557,950     1,179,706
       Other                                                        -             -             -       (22,091)
                                                          -----------   -----------   -----------   -----------
   Net cash provided by (used in) operating activites       2,303,508     3,281,055      (354,583)    6,932,404
                                                          -----------   -----------   -----------   -----------

 CASH FLOWS FROM INVESTING ACTIVITIES :
   Acquisitions of property, plant & equipment                (97,030)   (2,025,608)   (6,438,359)   (2,969,139)
   Payments for acquisitions, net of cash acquired                  -      (854,093)   (4,260,100)    1,500,682
   Proceeds from sale of investments                                -             -        23,891        14,044
                                                          -----------   -----------   -----------   -----------
   Net cash provided by (used in) investing activities        (97,030)   (2,879,701)  (10,674,568)   (4,455,777)
                                                          -----------   -----------   -----------   -----------

 CASH FLOWS FROM FINANCING ACTIVITIES :
   Proceeds from issuances of notes payable                17,134,214     2,205,620    21,099,089     2,916,984
   Payments of notes payable and capital
     lease obligations                                    (20,395,961)   (2,643,581)   (7,211,099)   (2,217,006)
   Proceeds from common stock issuances                     2,214,348        59,150       911,593       742,535
   Purchase of treasury stock                                       -      (112,437)   (4,603,987)   (3,486,453)
                                                          -----------   -----------   -----------   -----------
   Net cash provided by (used in) financing activities     (1,047,399)     (491,248)   10,195,596    (2,043,940)
                                                          -----------   -----------   -----------   -----------
 NET CHANGE IN CASH AND EQUIVALENTS                         1,159,079       (89,894)     (833,555)      432,687

 Cash and equivalents, beginning of period                    112,017       201,911     1,035,466       602,779
                                                          -----------   -----------   -----------   -----------
 Cash and equivalents, end of period                     $  1,271,096  $    112,017  $    201,911  $  1,035,466
                                                          ===========   ===========   ===========   ===========


 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :

 Cash paid during the period for interest                $    824,353  $  2,169,859  $  1,181,529  $    502,414
                                                          ===========   ===========   ===========   ===========
 Cash paid during the period for income taxes            $     73,435  $    204,455  $    160,000  $      6,671
                                                          ===========   ===========   ===========   ===========

 We acquired the assets of certain entities. In
   connection with these acquisitions, liabilities were
   assumed as follows:
      Fair value of assets acquired                      $          -  $  1,968,685  $  8,296,490  $  2,388,750
      Cash paid for the acquisitions, net                           -      (854,093)   (4,260,100)   (1,500,682)
      Debt issued for the acquisitions                              -      (275,000)     (700,000)     (588,068)
                                                          -----------   -----------   -----------   -----------
      Liabilities assumed                                $          -  $    839,592  $  3,336,390  $    300,000
                                                          ===========   ===========   ===========   ===========

 The accompanying notes are an integral part of these financial statements.




                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 30, 2001

 1.   BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Background

      Sport Supply Group, Inc. ("SSG") was incorporated in 1982. The assets of the Sports & Recreation Division of Aurora Electronics, Inc. (f/k/a BSN Corp., "Aurora") were contributed to us effective September 30, 1988. We were a wholly-owned subsidiary of Aurora before our initial public offering in April 1991. Effective March 2001, Sport Supply Group, Inc is a majority-owned subsidiary of Emerson Radio Corp. Our financial statements do not include any purchase accounting adjustments to reflect our acquisition by Emerson Radio Corp. Our operations are all within one financial reporting segment: manufacturing and marketing of sports related equipment and leisure products to institutional customers in the United States. We manufacture many of the products we sell. Manufactured items include, but are not limited to: 1.) Tennis, volleyball, and other sports nets; 2.) Steel and aluminum construction items, such as soccer and field hockey goals and volleyball, pole vault, and high jump standards; 3.) track and field equipment; 4.) Gymnastic equipment and exercise mats; 5.) Weight lifting equipment; and 6.) Tabletop games and various plastic items.

 Principles of Consolidation and Basis of Presentation

      The consolidated financial statements include the accounts of SSG and our wholly owned subsidiaries, Athletic Training Equipment Company, Inc., a Delaware corporation ("ATEC") and Sport Supply Group Asia Limited, a Hong Kong corporation ("SSGA"). All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements also include estimates and assumptions made by us that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses, provisions for and the disclosure of contingent assets and liabilities. Actual results could materially differ from those estimates.

      Certain financial information for previous fiscal years has been reclassified to conform to the fiscal 2001 presentation.

 Change in Fiscal Year

      In May 2001, we changed our financial reporting year end from September 30 to March 31. Accordingly, the fiscal year ended March 30, 2001 is a transition period consisting of six months. We will operate on a 52/53 week year ending on the Friday closest to March 31.

 Inventories

      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out and weighted-average cost methods for items manufactured by us and weighted-average cost for items purchased for resale. As of March 30, 2001, September 29, 2000 and October 1, 1999, inventories consisted of the following:


 Inventory Data:                Mar. 30, 2001   Sept. 29, 2000    Oct. 1, 1999
 ---------------                  ----------       ----------      ----------
 Raw materials                   $ 3,727,855      $ 3,300,001     $ 3,209,581
 Work-in-process                     376,683          536,550         435,904
 Finished and purchased goods     18,226,706       17,148,643      15,928,680
                                  ----------       ----------      ----------
 Inventory, Gross                 22,331,244       20,985,194      19,574,165
 Less inventory allowance for
   obsolete or slow moving items  (1,280,705)      (1,132,135)     (1,064,903)
                                  ----------       ----------      ----------
 Inventory, Net                  $21,050,539      $19,853,059     $18,509,262
                                  ==========       ==========      ==========

      The inventory allowance for obsolete or slow moving items is determined based upon our periodic assessment of the net realizable value of our inventory. As of March 30, 2001, September 29, 2000 and October 1, 1999, approximately 30%, 28% and 27%, respectively, of total ending inventories were products manufactured by us with the balance being products purchased from outside suppliers. Sales of products manufactured by us accounted for approximately 30%, 31% ,36%, and 31% of total net revenues in fiscal 2001, 2000, 1999, and 1998 respectively.

 Advertising and Deferred Catalog Expenses

      We expense the production costs of advertising as incurred, except for production costs related to direct-response advertising activities, which are capitalized. Direct response advertising consists primarily of catalogs that include order forms for our products. Production costs, primarily printing and postage, associated with catalogs are amortized using the straight-line method over twelve months which approximates average usage of the catalogs produced. Our advertising expenses for the six month period ended March 30, 2001, and the fiscal years ended September 29, 2000, October 1, 1999 and October 2, 1998 were approximately $1,312,000, $4,122,000,
 $3,571,000 and $2,864,000, respectively.

 Internet Expenses

      We expense the operating and development costs of our Internet websites as incurred. Hardware and related software modules that interface with our SAP AS\400 system are capitalized and subsequently amortized over the remaining estimated useful life of the assets.

 Property, Plant, and Equipment

      Property, plant and equipment are stated at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. Leasehold improvements and property and equipment leased under capital lease obligations are amortized over the terms of the related leases or their estimated useful lives, whichever is shorter. The cost of maintenance and repairs is charged to expense as incurred. Significant renewals and betterments are capitalized and depreciated over the remaining estimated useful lives of the related assets.

      Depreciation of property, plant and equipment is provided by the straight-line method as follows:

           Buildings                               Thirty to forty years
           Machinery and Equipment                 Five years to ten years
           Computer Equipment and Software         Three years to ten years
           Furniture and Fixtures                  Five years

 Intangible Assets

      Cost in excess of net assets acquired relates to acquisitions made by us. Trademarks and servicemarks relate to costs incurred in connection with the licensing agreements for the use of certain trademarks and servicemarks in conjunction with the sale of our products. Other intangible assets are classified as other assets and consist principally of patents.

      Amortization of intangible assets is provided by the straight-line method as follows:

      Cost in excess of net assets acquired     Principally thirty to
                                                  forty years
      Trademarks and servicemarks               Five to forty years
      Patents                                   Seven to eleven years

      We periodically assess the recoverability of the carrying value of intangible assets in relation to projected earnings and projected undiscounted cash flows. Based on our assessment, we believe our investments in intangible assets are fully realizable as of March 30, 2001.

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

 Revenue Recognition

      Our policy is to recognize revenue upon shipment of inventory, and record an estimate against revenues for possible returns based upon our historical return rate. Subject to certain limitations, customers have the right to return product within 30 days if they are not completely satisfied. We believe sales are final upon shipment of inventory based upon the following criteria under SFAS 48 and SAB 101:

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


 Recent Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended, which we adopted on September 30, 2000. SFAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in derivatives that are not hedges are adjusted to fair value through income. Changes in derivatives that meet the Statement's hedge criteria will either be offset through income, or recognized in other comprehensive income until the hedged item is recognized in earnings. The adoption of SFAS 133 on September 30, 2000 did not have any impact on our financial condition, results of operations or cash flows.

      On September 30, 2000, we adopted the provisions of EITF 00-10, Accounting for Shipping and Handling Fees and Costs. Prior to September 30, 2000, we netted shipping fees against shipping costs. The net difference was included in cost of sales in our consolidated statements of operations. The provisions of EITF 00-10 provide that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and should be classified as revenue. Accordingly, for the six month period ended March 30, 2001, we classified shipping and handling fees of approximately $2.4 million as revenues in our consolidated statement of operations. The fiscal years ended September 29, 2000, October 1, 1999, and October 2, 1998 have also been restated, resulting in shipping and handling fees of approximately $6.0 million, $5.5 million, and $4.6 million respectively, being classified as revenues in our consolidated statement of operations.

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

      The following table contains transactional data for the Company's stock option plan.

                                                         Exercise Price or
   Stock Option Plan                  Shares            Weighted Avg. Price
   -----------------                 ---------          -------------------
 Outstanding at September 26, 1997   1,040,573                 $7.26

 Granted                               286,675                 $7.65
 Exercised                             (73,387)                $6.86
 Forfeited                            (393,575)                $8.06
                                     ---------                  ----
 Outstanding at October 2, 1998        860,286                 $7.30

 Granted                               328,625                 $8.52
 Exercised                             (81,445)                $6.63
 Forfeited                             (19,667)                $6.75
                                     ---------                  ----
 Outstanding at October 1, 1999      1,087,799                 $7.695

 Granted                                44,375                 $7.43
 Exercised                              (5,000)                $6.50
 Forfeited                            (199,308)                $7.90
                                     ---------                  ----
 Outstanding at September 29, 2000     927,866                 $7.64

 Granted                                 9,375                 $1.46
 Exercised                                  --                     --
 Forfeited                             (30,312)                $7.87
                                     ---------                  ----
 Outstanding at March 30, 2001         906,929                 $7.65
                                     =========                  ====


          Stock Options Outstanding                  Stock Options Exercisable
             as of Mar. 30, 2001                        as of  Mar. 30, 2001
 --------------------------------------------------     --------------------
                             Wtd. Avg.    Wtd. Avg.                Wtd. Avg.
     Range of                 Remaining   Exercise                 Exercise
 Exercise Prices    Shares      Life       Price        Shares       Price
 ---------------  ---------   ---------    ------       -------      -----
 $1.38 - $9.44    906,929     6.0 years    $7.65        821,094      $7.59


      All options granted under the stock option plan during the six month period ended March 30, 2001, and the years ended September 29, 2000 and October 1, 1999 were at exercise prices equal to or greater than the fair market value of our stock on the date of the grant.

      In addition to options granted pursuant to the stock option plan, we periodically grant options to purchase shares of our common stock that are not reserved for issuance under the stock option plan ("non-plan options"). Such exercise prices were equal to or greater than the fair market value of our common stock on the dates of grant. At March 30, 2001 there were options to acquire 100,000 shares of common stock for $6.88 per share that were issued outside the plan. These options expired on May 3, 2001, unexercised.

      As of March 30, 2001, there were a total of 1,006,929 options (including non-plan options) outstanding with exercise prices ranging from $1.38 per share to $9.44 per share. As of March 30, 2001, 921,094 of the total options outstanding were fully vested with 85,835 options vesting through November 2002. As of September 29, 2000, 875,781 of the total options outstanding were fully vested with 152,085 options vesting through November 2002. As of October 1, 1999, there were 1,187,799 options (including non-plan options) outstanding with exercise prices ranging from $6.125 per share to $9.44 per share. As of October 1, 1999, 630,712 of the total options outstanding were fully vested with 557,087 options vesting through July 2002. As of October 2, 1998, there were 960,286 options (including non-plan options) outstanding with exercise princes ranging from $5.60 per share to $8.38 per share. As of October 2, 1998, 505,284 of the total options outstanding were fully vested with 455,002 options vesting through January 2001.

      Pro forma information regarding net income and net income per share has been determined as if we had accounted for employee stock options subsequent to December 31, 1995 under the fair value method. The fair value for those options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: (i.) risk-free interest rates of 4.29%, 5.93%, 5.63% and 5.34% in 2001, 2000, 1999 and 1998 respectively; (ii.) dividend yield of 0% for all years; (iii.) expected volatility of 55%, 49%, 30% and 25% in 2001, 2000, 1999 and 1998
 respectively; and (iv.) weighted average expected life for each option of 3 years. The weighted average fair value of employee stock options granted in 2001, 2000, 1999 and 1998 are $0.59, $2.41, $2.34, and $1.81 respectively.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period; therefore, our proforma effect will not be fully realized until the completion of one full vesting cycle. Our pro forma information is as follows:


                                       For the Six      For the Fiscal    For the Fiscal    For the Fiscal
                                       Months Ended       Year Ended        Year Ended        Year Ended
                                       Mar. 30, 2001    Sept. 29, 2000     Oct. 1, 1999      Oct. 2, 1998
                                         ----------       ----------         ---------         ---------
 Net income (loss):
    As reported                         $(2,122,515)     $(1,517,606)       $4,622,839        $4,964,311
    Pro forma                           $(2,390,606)     $(1,988,647)       $4,119,255        $4,526,870

 Earnings (loss) per share:

 As reported - basic                         $(0.27)          $(0.21)            $0.63             $0.62
 As reported - diluted                       $(0.27)          $(0.21)            $0.60             $0.60

 Pro forma earnings (loss) - basic           $(0.30)          $(0.27)            $0.56             $0.56
 Pro forma earnings (loss) - diluted         $(0.30)          $(0.27)            $0.53             $0.53


 Common Stock Purchase Warrants

      Pursuant to a Securities Purchase Agreement dated November 27, 1996 between Emerson Radio Corp. ("Emerson") and us, Emerson acquired directly from us 5-year warrants to acquire 1,000,000 shares of Common Stock at an exercise price of $7.50 per share, subject to standard antidilution adjustments, for an aggregate cash consideration of $500,000. The warrants expire on December 10, 2001.

 Repurchase of Common Stock

      On May 28, 1997, we approved the repurchase of up to 1,000,000 shares of our issued and outstanding common stock in the open market and/or privately negotiated transactions. On October 28, 1998, we approved a second repurchase program of up to an additional 1,000,000 shares of our issued and outstanding common stock in the open market and/or privately negotiated transactions. As of March 30, 2001 we repurchased approximately 1,333,000 shares of our issued and outstanding common stock in the open market and privately negotiated transactions. Any future purchases will be subject to price and availability of shares, working capital availability and any of our alternative capital spending programs. Our bank agreement currently prohibits the repurchase of any additional shares without the bank's prior consent.


 Net Earnings  Per Common Share

      The following table sets forth the computation of basic and diluted earnings per share:

                             For the Six
                            Month Period     For the Fiscal     For the Fiscal     For the Fiscal
                                Ended          Year Ended         Year Ended         Year Ended
                            Mar. 30, 2001    Sept. 29, 2000      Oct. 1, 1999      Oct. 2, 1998
                             ----------        ----------          ---------         ---------
 Numerator:
 ---------
 Net earnings (loss)        $(2,122,515)      $(1,517,606)        $4,622,839        $4,964,311
                             ==========        ==========          =========         =========
 Denominator:

 Weighted average
   shares outstanding         7,963,989         7,272,570          7,390,274         8,025,606

 Effect of dilutive
   securities:
     Warrants                         0                 0            148,577            94,884
     Employee stock options           0                 0            188,926           116,040
                             ----------        ----------          ---------         ---------
 Adjusted weighted
   average shares and
   assumed conversions        7,963,989         7,272,570          7,727,777         8,236,530
                             ==========        ==========          =========         =========
 Per Share Calculations:

 Basic earnings
   (loss) per share              $(0.27)           $(0.21)             $0.63             $0.62
                             ==========        ==========          =========         =========
 Diluted earnings
   (loss) per share              $(0.27)           $(0.21)             $0.60             $0.60
                             ==========        ==========          =========         =========

 Securities excluded
   from weighted average
   shares diluted because
   their effect would be
   antidilutive               2,006,929         2,027,866                 0              6,250


 3.   NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS:

      As of March 30, 2001 September 29, 2000, and October 1, 1999, notes payable and capital lease obligations consisted of the following:

                                                  2001           2000           1999
                                               ----------     ----------     ----------
 Note payable under revolving line of
   credit, interest ranging from prime
   minus 0.25% to prime plus 1.0% (8.50%
   at Mar. 30, 2001, 8.53% - 10.50% at Sept.
   29, 2000 and 7.75% at Oct. 1, 1999)
   due Mar. 27, 2004 and collateralized
   by substantially all assets.               $17,088,314    $17,804,126    $11,044,264

 Term loan, interest at prime plus 2%,
   payable in monthly installments of
   $125,000 plus accrued interest. Paid
   in full January 15, 2001.                            0      2,500,000      9,000,000

 Promissory note, interest at 7.75%,
   payable in monthly installments of
   $29,167 plus accrued interest.  Paid
   in full December 20, 2001                            0         79,214        466,667

 Capital lease obligation, interest at
   9%, payable in annual installments of
   principal and interest totaling
   $55,000 through August 2005.                   196,038        196,038        230,311

 Other                                            127,703         94,425         95,522
                                               ----------     ----------     ----------
      Total                                    17,412,055     20,673,803     20,836,764
 Less - current portion                           (78,604)    (1,639,458)    (2,410,839)
                                               ----------     ----------     ----------
      Long-term debt and capital lease
        obligations, net                      $17,333,451    $19,034,345    $18,425,925
                                               ==========     ==========     ==========

 Credit Facilities

      On March 27, 2001, we completed the refinancing of our senior secured debt with Congress Financial Corporation. The three-year $25 million credit agreement provides for lower interest rates and more favorable covenants. The new credit agreement completely replaces the former credit facility provided by Comerica Bank.

      This credit agreement provides for revolving loans and letters of credit which, in the aggregate, cannot exceed the lesser of $25 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivable and inventories. Amounts outstanding under the senior credit facility are secured by substantially all the assets of the Sport Supply Group, Inc. and subsidiaries. At March 30, 2001 the available borrowings under this facility was approximately $20.4 million of which approximately $17.1 million was outstanding. At March 30, 2001, the interest rate of the outstanding borrowings was 8.5%, which was the prime rate at the beginning of March 2001. Pursuant to the Loan and Security Agreement, we are restricted from, among other things, paying cash dividends, and entering into certain transactions without the lender's prior consent.

      Maturities of our capital lease obligations and borrowings under the senior credit facility as of March 30, 2001, by fiscal year and in the aggregate, are as follows:


                2002                             $     78,604
                2003                                   72,962
                2004                               17,161,157
                2005                                   74,130
                2006                                   25,202
                Thereafter                                  0
                                                  -----------
                     Total                         17,412,055
                Less current portion                  (78,604)
                                                  -----------
                     Total long term portion     $ 17,333,451
                                                  ===========

      As of March 30, 2001 the carrying value of our long-term debt approximates its fair value.

 4.   INCOME TAXES:

      As of March 30, 2001, September 29, 2000, October 1, 1999, and October 2, 1998 the components of the net deferred tax assets and liabilities are as follows:

                                   2001            2000           1999
   Current deferred tax         ----------      ----------     ----------
    assets (liabilities):
    ---------------------
    Allowances for
      doubtful accounts        $   315,904     $   389,000     $   239,696
    Inventories                    959,270         897,767         817,890
    Other accrued liabilities      143,661          54,436           4,602
                                ----------      ----------      ----------
         Total                 $ 1,418,835     $ 1,341,203     $ 1,062,188
                                ==========      ==========      ==========
   Noncurrent deferred tax
    assets (liabilities):
    ---------------------
    Cost in excess of
      net assets acquired      $  (298,034)    $  (218,807)    $  (216,222)
    Other intangible assets     (2,921,841)     (2,892,670)     (2,687,228)

    Net operating loss
      carryforward               6,815,029       5,492,151       4,504,802
    Minimum tax credit
      carryforward                 486,236         486,236         499,887
                                ----------      ----------      ----------
        Total                  $ 4,081,390     $ 2,866,910     $ 2,101,239
                                ==========      ==========      ==========

      We have a net operating loss carryforward that can be used to offset future taxable income and can be carried forward for 15 to 20 years. No valuation allowance has been recorded for our deferred tax assets because we believe it is more likely than not such assets will be realized. We believe the deferred tax assets will be realized by future profitable operating results. Realization of our net deferred tax asset is dependent on generating sufficient taxable income prior to expiration of loss carryforwards. Although realization is not assured, we believe it is more likely than not that all of the net deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

      The income tax provision (benefit) in the accompanying statements of operations for the six month period ended March 30, 2001 and the fiscal years ended September 29, 2000, October 1, 1999 and October 2, 1998 consisted of the following:

                          2001           2000          1999           1998
                       ----------     ----------    ----------     ----------
 Current              $    (6,333)   $   118,115   $   288,249    $   214,016
 Deferred              (1,224,720)    (1,042,000)    2,400,080      2,345,066
                       ----------     ----------    ----------     ----------
 Income tax
 provision (benefit)  $(1,231,053)   $  (923,885)  $ 2,688,329    $ 2,559,082
                       ==========     ==========    ==========     ==========


      The provision (benefit) for income taxes in the accompanying statements of operations for the six month period ended March 30, 2001 and the fiscal years ended September 29, 2000, October 1, 1999, and October 2, 1998 differ from the statutory federal rate as follows:


                               2001          2000         1999           1998
                            ----------     --------     ---------     ---------
 Income tax  provision
   (benefit) at statutory
   federal rate            $(1,140,213)   $(830,107)   $2,485,797    $2,557,954
 State income taxes,
   net of federal effect      (105,254)     (75,865)      124,964            --
 Other                          14,414      (17,913)       77,568         1,128
                            ----------     --------     ---------     ---------
 Total provision (benefit)
   for income taxes        $(1,231,053)   $(923,885)   $2,688,329    $2,559,082
                            ==========     ========     =========     =========



 5.   ACQUISITIONS:

      During October 1999, we acquired, for cash and the assumption of certain liabilities, certain assets of LAKCO, Inc. and Spaulding, Inc., both distributors of sporting goods equipment to the institutional market. On September 25, 2000, we acquired the stock of Sport Supply Group Asia Limited, a shell corporation, from Emerson Radio. We have accounted for these acquisitions using the purchase method and, as such, our results of operations are combined with the acquired company's results of operations subsequent to the acquisition date.

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

      We did not have any individual customers that accounted for more than 10% of net revenues for the six month period ended March 30, 2001, and fiscal years ended September 29, 2000, October 1, 1999 or October 2, 1998.

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

      Future minimum lease payments under noncancelable operating leases for office, warehouse, computer equipment and manufacturing locations, with remaining terms in excess of one year are as follows:

                           2002         $2,152,229
                           2003          1,911,095
                           2004          1,497,931
                           2005            959,611
                           2006             11,591
                                         ---------
                                Total   $6,532,457
                                         =========

      Rent expense was approximately  $1,056,000, $1,935,000, $1,815,000  and
 $1,645,000 for the six month period ended March 30, 2001, and the fiscal years ended September 29, 2000, October 1, 1999, and October 2, 1998 respectively.

 Product Liability and Other Claims

      Because of the nature of our products, we are periodically subject to product liability claims resulting from personal injuries. From time to time we may become involved in various lawsuits incidental to our business, some of which may relate to injuries allegedly resulting in substantial permanent paralysis. Significantly increased product liability claims continue to be asserted successfully against manufacturers throughout the United States resulting in general uncertainty as to the nature and extent of manufacturers' and distributors' liability for personal injuries. See
 Part I. Item 3.  -"Legal Proceedings".

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

      During  2000,  we  successfully   negotiated  the  settlement  of   two
 outstanding lawsuits. Consequently, we recorded a nonrecurring charge related to these claims in the amount of $605,000, which is included in Nonrecurring charges on the Consolidated Statement of Operations.

 8.   EMPLOYEES' SAVINGS PLAN:

      Effective June 1, 1993, we established a defined contribution profit sharing plan (the "401(k) Plan") for the benefit of eligible employees. All employees with one year of service and who have attained the age of 21 are eligible to participate in the 401(k) Plan. Beginning January 1, 2001, the one year waiting period was reduced to 90 days. Employees may contribute up to 20% of their compensation, subject to certain limitations, which qualifies under the compensation deferral provisions of Section 401(k) of the U.S. Internal Revenue Code.

      The 401(k) Plan contains provisions that allow us to make discretionary contributions during each plan year. Employer contributions for the six month period ended March 30, 2001, and the fiscal years ended September 29, 2000, October 1, 1999 and October 2, 1998 were approximately $26,000, $89,000, $84,000, and $78,000 respectively. We pay all administrative expenses of the 401(k) Plan.


 9. UNAUDITED STATEMENT OF OPERTIONS DATA:

      The following  table  sets  forth  certain  information  regarding  our results of operations  for each  full quarter  within the  six month  period ended March  30, 2001  and the  fiscal years  ended September  29, 2000  and
 October 1, 1999, with amounts in thousands, except for per share data.   Due
 to rounding, quarterly amounts may not fully sum to yearly amounts.


                                        2001  Fiscal  Year                            2000  Fiscal  Year
  Statement of                     --------------------------    ---------------------------------------------------------------
  Operations Data:
                                    Six                                        Six
                                   Month                                      Month
                                   Period     Qtr       Qtr                   Period      Qtr        Qtr        Qtr        Qtr
                                   ended     ended     ended                  ended      ended      ended      ended      ended
                                    Mar.      Dec.      Mar.       Year        Mar.       Dec.       Mar.       June       Sept.
                                   ------    ------    ------    -------      ------     ------     ------     ------     ------
 Net revenues                     $50,336   $18,201   $32,135   $119,321     $56,596    $20,070   $36,526    $30,757      $31,968
 Gross profit                      13,936     4,917     9,019     36,170      17,855      6,341    11,514      9,400        8,915
 Operating profit (loss) (note 1)  (2,411)   (2,994)      583       (437)        780     (1,330)    2,110        (81)      (1,136)
 Interest expense                     957       533       424      2,022         933        414       519        445          644
 Other income (expense), net           14         2        12         17           2         (6)        8         (2)          17
 Income tax provision (benefit)    (1,231)   (1,297)       66       (924)        (71)      (643)      572       (199)        (655)
 Net earnings (loss)              $(2,123)  $(2,228)     $105    $(1,518)       $(80)   $(1,107)   $1,027      $(329)     $(1,108)
                                   ------    ------    ------    -------      ------     ------     ------     ------     ------
 Net earnings (loss)
 per share - basic                 $(0.27)   $(0.31)    $0.01      $(0.21)    $(0.01)    $(0.15)    $0.14     $(0.05)      $(0.15)
 Net earnings (loss)
 per share - diluted               $(0.27)   $(0.31)    $0.01      $(0.21)    $(0.01)    $(0.15)    $0.14     $(0.05)      $(0.15)


 Weighted average
 shares  outstanding - basic        7,964     7,270     8,643       7,273      7,270      7,270     7,270      7,273        7,273
 Weighted average
 shares outstanding - diluted       7,964     7,273     8,649       7,273      7,273      7,270     7,273      7,273        7,273



                                                  1999 Fiscal Year
   Statement  of                   -----------------------------------------------
   Operations  Data:                          Qtr       Qtr       Qtr         Qtr
                                             ended     ended     ended       ended
                                     Year     Dec.      Mar.      June       Sept.
                                   ------    ------    ------    ------     ------
 Net revenues                     $112,879  $15,741   $37,215   $27,916    $32,007
 Gross profit                       37,283    5,079    12,139    10,025     10,040
 Operating profit (loss) (note 1)    8,445     (751)    5,172     3,179        845
 Interest expense                    1,196      165       334       371        326
 Other income (expense),  net           63       18        13        21         11
 Income tax provision (benefit)      2,688     (338)    1,831     1,070        126
 Net earnings (loss)                $4,623    $(560)   $3,020    $1,759       $404

 Net earnings (loss)
 per share - basic                   $0.63   $(0.07)    $0.41     $0.24      $0.06
 Net earnings (loss)
 per share - diluted                 $0.60   $(0.07)    $0.39     $0.22      $0.05

 Weighted average
 shares  outstanding - basic         7,390    7,607     7,388     7,360      7,281
 Weighted average
 shares outstanding - diluted        7,728    7,607     7,748     7,826      7,673


 (1) The 2nd quarter  of fiscal year 2000  includes $605,000 of  nonrecurring
 charges.   The  2nd  quarter  of  fiscal  year  2001  includes  $253,239  of nonrecurring charges.


 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.




                                  PART III.

 Item 10.  Directors and Executive Officers of the Registrant.

                                                                  Year First
                                                               Became Director
         Name              Age            Position                or Officer
         ----              ---            --------                ----------
 Geoffrey P. Jurick        60      Chairman of the Board and         1996
                                   Chief Executive Officer

 John P. Walker            38      President and Director            1996

 Terrence M. Babilla       39      Chief Operating Officer,          1996
                                   Executive Vice President,
                                   General Counsel and Secretary

 Eugene J.P. Grant         53      Executive Vice President,         1999
                                   Sales and Marketing

 Michael P. Glassman       55      Vice President, Sales and         2001
                                   Marketing

 Robert K. Mitchell        49      Chief Financial Officer           2000

 Douglas E. Pryor          45      Vice President, Manufacturing     1999
                                   and Purchasing

 Kenneth  A. Corby         40      Vice President, Corporate         1998
                                   Development

 Thomas P. Treichler       57      Director                          1997

 Peter G. Bunger           61      Director                          1996

 Johnson C.S. Ko           50      Director                          1996


     Geoffrey P. Jurick has served as a director since December 10, 1996. Mr. Jurick has served as our Chairman of the Board since December 11, 1996 and as our Chief Executive Officer since January 23, 1997. Mr. Jurick has served as a director of Emerson Radio Corp., a Delaware corporation listed on the American Stock Exchange under the symbol "MSN" since 1990, and as Emerson's Chief Executive Officer and Chairman since July 1992 and December 1993, respectively. Emerson beneficially owns approximately 55% of our issued and outstanding common stock. For more information about Emerson, see "Certain Relationships and Related Transactions."

     John P. Walker has served as a director since December 10, 1996 and has served as our President since July 28, 1998. Mr. Walker served as our Chief Financial Officer from December 11, 1996 to November 10, 1999, as our Chief Operating Officer from July 28, 1998 to July 28, 1999 and as an Executive Vice President from December 11, 1996 to July 28, 1998. Mr. Walker served as Executive Vice President and Chief Financial Officer of Emerson from April 1996 until March 2001. Mr. Walker served as Emerson's Senior Vice President from April 1994 until March 1996, Vice President-Finance from February 1993 to April 1994, Assistant Vice President-Finance from June 1991 to January 1993, and Director of Financial Management from September 1989 to May 1991. Emerson beneficially owns approximately 55% of our issued and outstanding common stock. See "Certain Relationships and Related Transactions" for more information about Emerson.

     Terrence M. Babilla has served as Chief Operating Officer since July 28, 1999, as General Counsel since March 13, 1995, as Secretary since May 13, 1996 and as Executive Vice President since January 13, 1998. From September 1987 to March 1995, Mr. Babilla was an attorney with the law firm of Hughes & Luce, L.L.P. in Dallas, Texas.

     Eugene J.P. Grant has served as Executive Vice President Sales and Marketing of Sport Supply Group since January 2001, and continues as President of Athletic Training Equipment Company Inc. since January 1996. Mr. Grant has over 25 years experience in the sporting goods industry in the areas of General Management , Marketing, Sales, International Distribution and Sourcing, and Manufacturing.

     Michael P. Glassman has served as Vice President-Sales and Marketing since April 1, 2001. From June, 1998 to March 2001, Mr. Glassman was buyer of Sporting Goods for Sears, Roebuck and Company in Hoffman Estates, Illinois. From December, 1990 to June, 1998 he was a sales executive with Escalade Sports in Evansville, Indiana serving as Executive Vice President of Sales from June 1995 to June, 1998.

     Robert K. Mitchell has served as Chief Financial Officer since November 1999. From April 1996 to October 1999, Mr. Mitchell served as Vice President
 - Finance for Athletic Training Equipment Company, Inc.

     Douglas E. Pryor has served as our Vice President of Purchasing and Manufacturing since January 29, 1999. Mr. Pryor served as our Director of Purchasing from 1992 to 1998 and our Senior Buyer and Merchandiser from 1988 to 1991.

     Kenneth A. Corby has served as our Vice President, Corporate Development since September, 1997. Mr. Corby has served with Emerson since 1996 in various financial roles with increasing responsibilities. May, 1996 Finance Manager, July, 1996 Finance Director, March 1997, Assistant Chief Financial Officer, June 2000 Senior Vice President - Finance, May 2001 Executive Vice President, Chief Financial Officer. He has served as a Director of Emerson Radio International since September 1998. Prior to joining Emerson, Mr. Corby had experience with Nabisco Brands, Inc. in various financial positions. He is a Certified Public Accountant.

     Dr. Thomas P. Treichler has been a director since March 23, 1997. Since 1983 Dr. Treichler has been the Chairman of the Board and Chief Executive Officer of Orient Financial Corporation, a San Francisco based financial and investment banking firm. Dr. Treichler is also an independent director of the Shanghai Growth Fund, a fund for direct investments into the greater Shanghai region that is listed on the Hong Kong Stock Exchange.

     Peter G. Bunger has been a director since December 10, 1996. Mr. Bunger has been a director of Emerson since July 1992. Emerson beneficially owns approximately 55% of our issued and outstanding common stock. See "Certain Relationships and Related Transactions" for more information about Emerson. Presently, Mr. Bunger is a consultant with Savarina AG, an entity engaged in the business of portfolio management monitoring in Zurich, Switzerland. Since October 1992, Mr. Bunger has served as a director of Savarina AG, and since 1992, as a director of ISCS, a computer software company.

     Johnson C.S. Ko has been a director since December 10, 1996. Since February 1994, Mr. Ko has served as the Chairman and Director of Universal Appliances Limited, a Hong Kong corporation listed on the Hong Kong Stock Exchange. Universal Appliance is engaged in manufacturing and distributing consumer electronics, household electrical and telecommunication products, in the dissemination of international financial market information and consumer data, the sale of computer monitors and the business of electronic and digital data transmission (including digital sound and image transmission). Universal Appliances is a holding company for the Universal Group that owns or controls numerous subsidiary companies. Mr. Ko has also served on certain boards of these subsidiaries since February 1994. Since September 1997, Mr. Ko was also the executive director (acting Chairman from September 1997 to December 1999) of Cybersonic Technology Limited, a corporation listed on the Hong Kong Stock Exchange. Cybersonic is engaged in manufacturing and distributing consumer electronic products and footwear products. From February 1999, Mr. Ko also served as Chairman of DVB (holdings) Limited, a company incorporated in Bermuda and listed on the Hong Kong Stock Exchange. DVB is principally engaged in the sale of computer monitors and Electronic Data Transmission business including digital image and sound transmission and related software business. Mr. Ko has also served since October 1992 as the Chairman and Director of Kwan Wing Holdings Limited, ("Kwan Wing Holdings") the holding company of Universal Appliances and an investment vehicle whose activities encompass trading, real property holdings and financial services. Kwan Wing Holdings' principal operating company in Hong Kong is its wholly-owned subsidiary, Kwan Wing Development Ltd., in which Mr. Ko has served as a director since 1989. In November 1999, Mr. Ko was appointed as a non-executive director of The DII Group, Inc., a company lishted on NASDAQ. The DII Group, Inc. in principally engaged in the electronics subcontracting business with global manufacturing capabilities. From November 1992 to April 1995, Mr. Ko also served as Chairman and director of Mandarin Dragon Holding Limited, a Hong Kong corporation listed on the Hong Kong Stock Exchange, which was also an investment holding company with business in the manufacturing and distribution of pharmaceuticals.

 Item 11.  Executive Compensation.

                    Summary Compensation Table

      The following table sets forth certain information regarding compensation paid during each of our last three fiscal years to our Chief Executive Officer and each of our other most highly compensated executive officers, based on salary and bonus earned during fiscal 2001.

      The information set forth in the following table is for the fiscal years ended October 1, 1999, September 29, 2000 and the six months ended
 March 30, 2001.

                                                                            Securities
                                                                Restricted  Underlying
                                                  Other Annual     Stock     Options/     All Other
      Name and        Fiscal    Salary    Bonus   Compensation    Awards       SARs     Compensation
 Principal Position    Year      ($)     ($) (1)       ($)          ($)        (#)           ($)
 ------------------    ----     -------  -------  ------------    ------     --------   ------------
 Geoffrey P. Jurick,
 Chairman of the       2001    $125,000     --         ---          ---        ---           ---
 Board and Chief       2000    $250,000     --         ---          ---        ---           ---
 Executive             1999    $250,000  $63,000       ---          ---        ---           ---
 Officer (1)

 John P. Walker,       2001    $165,000    ---       $ 9,892        ---        ---           ---
 President (2)         2000    $330,000    ---       $12,929        ---        ---        $113,641
                       1999    $320,000  $80,000     $15,004        ---        ---          $2,550

 Terrence M. Babilla,  2001    $120,000    ---       $14,635        ---        ---           ---
 Chief Operating       2000    $240,000    ---       $28,667        ---        ---          $2,625
 Officer, Executive    1999    $235,000  $60,000     $26,901        ---        ---          $2,250
 Vice President,
 General Counsel
 and Secretary (3)



 (1) Mr. Jurick has served as our Chairman of the Board since December 10, 1996 and as our Chief Executive Officer since January 23, 1997. Mr. Jurick has served as a director of Emerson and as Emerson's Chairman and Chief Executive Officer since July 1992 and December 1993, respectively. See "Certain Relationships and Related Transactions" for more information about Emerson.

 (2) Mr. Walker has served as our President since July 28, 1998. Mr. Walker served as Chief Financial Officer from December 11, 1996 to November 10, 1999, as our President and Chief Operating Officer from July 28, 1998 to July 28, 1999, and as an Executive Vice President from December 11, 1996 to July 28, 1998. Mr. Walker served as Executive Vice President and Chief Financial Officer of Emerson from April 1996 until March 2001. Emerson reimbursed us $70,833, $100,000 and $50,000 of the amount included in "Salary" for fiscal 1999, fiscal 2000 and fiscal 2001, respectively, in reimbursement of salary paid by us to Mr. Walker for the benefit of Emerson.

      The amount in "Other Annual Compensation" consists of: (a) for fiscal 2001, country club related dues and expenses of $2,228 and automobile related expenses of $3,000, and tax gross-ups related to these expenses of $4,100, (b) for fiscal 2000, country club related dues and expenses of $4,380 and automobile related expenses of $3,190, and tax gross-ups related to these expenses of $5,359, and (c) for fiscal 1999, country club related dues and expenses of $7,166 and automobile related expenses of $7,838.

      The amount in "All Other Compensation" for fiscal 1999 is comprised of matching 401(k) contributions. The amount in "All Other Compensation" for fiscal 2000 is comprised of $2,625 in matching 401(k) contributions and $65,000 in forgiveness of indebtedness. During 1997, the Company loaned Mr. Walker $100,000, interest free, to purchase a residence in Texas. During fiscal 2000 Mr. Walker's loan was restructured whereby
      (i) $65,000 of the loan was forgiven, (ii) the $65,000 forgiven amount was grossed-up for taxes by 40% or $46,016, and (iii) Mr. Walker was required to pay the remaining $35,000 of the loan in quarterly installments of $5,000 each. There are two (2) quarterly installments remaining to be paid, with the last quarterly installment being due to be paid on or before June 30, 2001. See "Executive Compensation and Other Information - Employment Agreements" for more information about Mr. Walker's Compensation.

 (3) Mr. Babilla has served as Chief Operating Officer since July 28, 1999, as General Counsel since March 13, 1995, as Secretary since May 13, 1996 and as Executive Vice President since January 13, 1998. From September 1987 to March 1995, Mr. Babilla was an attorney with the law firm of Hughes & Luce, L.L.P. in Dallas, Texas. The amount in "Other Annual Compensation" consists of: (a) for fiscal 2001, country club dues and expenses of $3,000 and automobile related expenses of $5,569 and tax gross-ups related to these expenses of $ 6,066, (b) for fiscal 2000, country club dues and fees of $6,000 and automobile related expenses of $10,790 and tax gross-ups related to these expenses of
      $11,887 , and (c) for fiscal 1999, country club dues and fees of $10,248 and automobile related expenses of $16,653. The amount in "All Other Compensation" is comprised of matching 401(k) contributions. See "Executive Compensation and Other Information-Employment Agreements" for more information regarding Mr. Babilla's compensation.


 Option Grants During 2001 Fiscal Year

      No options were granted to our  named executive officers during  fiscal
 2001.


 Option Exercises During 2001 Fiscal Year and Fiscal Year End Option Values

      The following table provides information related to options exercised by our executive officers during the 2001 fiscal year and the number and value of options held at the end of our 2001 fiscal year by our executive officers. We do not have any outstanding stock appreciation rights.

                                              Number of
                                             Securities        Value of
                                             Underlying       Unexercised
                                             Unexercised     In-the-Money
                         Shares             Options/SARs     Options/SARs
                        Acquired              at FY-End        at FY-End
                           on      Value         (#)            ($)(1)
                        Exercise  Realized  Exercisable/     Exercisable/
        Name              (#)      ($)     Unexercisable    Unexercisable
 ------------------     --------  -------- -------------    -------------
 Geoffrey P. Jurick       -0-       -0-       300,000/0          $0/$0
 John P. Walker           -0-       -0-       150,000/0          $0/$0
 Terrence M. Babilla      -0-       -0-          0/0             $0/$0

 (1) The closing price for our common stock as reported by the Over the Counter Bulletin Board on March 30, 2001 was $1.44. Value is calculated on the basis of the difference between $1.44 and the option exercise price of "in the money" options, multiplied by the number of shares of our common stock underlying the option.

Employment Agreements

      John P. Walker. Effective January 14, 1998, we entered into a three year employment agreement with John P. Walker. We amended the Employment Agreement on February 25, 2000, which amendment extended the term of the Employment Agreement to December 31, 2002. Pursuant to Mr. Walker's employment agreement, Mr. Walker receives base annual compensation (subject to annual increases by our Board) of $330,000. The employment agreement also provides for (1) an annual bonus equal to an amount up to 30% of Mr. Walker's base salary upon attainment of our business plan and other agreed upon benchmarks, (2) an additional annual performance bonus to be approved at the discretion of our Board, or a committee thereof, (3) country club dues, (4) car allowance, (5) relocation expenses, including an interest free bridge loan in the amount of $100,000 secured by the real estate purchased,
 (6) participation in our health insurance plans, and (7) certain tax gross-ups. A portion of Mr. Walker's bridge loan was forgiven in 2000. See "Executive Compensation and Other Information - Summary Compensation Table." Mr. Walker's employment agreement also provides for certain severance payments if Mr. Walker is terminated without cause or constructively discharged prior to December 31, 2002. We also agreed to make available to Mr. Walker an interest free loan for six months to purchase shares of our common stock underlying his stock options, which loan would be secured by the shares of common stock. Pursuant to Mr. Walker's employment agreement, Mr. Walker may devote up to 33% of his working time fulfilling his obligations as an officer of Emerson. For more information about Mr. Walker's compensation, see "Executive Compensation and Other Information-Summary Compensation Table."

      Terrence M. Babilla. Effective January 14, 1998, we entered into a three year employment agreement with Terrence M. Babilla. We amended the Employment Agreement on February 25, 2000, which amendment extended the term of the Employment Agreement to December 31, 2002. Pursuant to Mr. Babilla's employment agreement, Mr. Babilla receives base annual compensation (subject to annual increases by our Board) of $240,000. The employment agreement also provides for (1) an annual bonus of up to 30% of Mr. Babilla's base salary upon attainment of our business plan and other agreed upon benchmarks, (2) an additional annual performance bonus to be approved at the discretion of our Board, or a committee thereof, (3) country club dues, (4) car allowance, (5) participation in our health insurance plans, and (6) certain tax gross-ups. Mr. Babilla's employment agreement also provides for certain severance payments if he is terminated without cause or constructively discharged prior to December 31, 2002. Pursuant to Mr. Babilla's employment agreement, Mr. Babilla may devote up to 10% of his working time fulfilling his obligations as an employee of Emerson and Emerson will pay any salary directly to Mr. Babilla. For more information about Mr. Babilla's compensation, please see "Executive Compensation and Other Information-Summary Compensation Table."

      Eugene J.P. Grant. Effective March 24, 1998, we entered into a three year employment agreement with Eugene J.P. Grant. Pursuant to Mr. Grant's employment agreement, Mr. Grant receives base annual compensation of $127,500. The employment agreement also provides for (1) an annual bonus of up to 60% of Mr. Grant's base salary upon attainment of our business plan and other agreed upon benchmarks, (2) an additional annual performance bonus to be approved at the discretion of our Board, or a committee thereof, and
 (3) car allowance. We entered into a new three year employment agreement with Mr. Grant effective January 1, 2001. Pursuant to Mr. Grant's employment agreement, Mr. Grant receives base annual compensation of $205,000.

      Michael P. Glassman. Effective April 1, 2001, we entered into a three year employment agreement with Michael P. Glassman. Pursuant to Mr. Glassman's employment agreement, Mr. Glassman receives base annual compensation of $150,000. The employment agreement also provides for (1) an annual bonus up to 30% of Mr. Glassman's base salary upon attainment of our business plan and other agreed upon benchmarks, (2) an additional annual performance bonus to be approved at the discretion of our Board, or a committee thereof, and (3) car allowance. Mr. Glassman's employment agreement also provides for certain payments if he is terminated without cause prior to March 31, 2004. Mr. Glassman's employment agreement is scheduled to expire on March 31, 2004.

      We may terminate our obligations under any of the above employment agreements if the employee covered by the employment agreement is discharged for cause (as defined in each applicable agreement). Each of the foregoing employees may be discharged without cause, provided that we continue to pay the remaining compensation payments due under the agreements. Each of the foregoing employees may terminate their employment prior to expiration of the agreements and, if we have not breached any provision of the agreements, we will be required to pay only the compensation earned to the date of termination.

 Severance Agreements

      Messrs. Walker and Babilla.   In March 1999  we entered into  severance
 agreements with Messrs. Walker and Babilla. The severance agreements provide that for a period of 180 days following a change in control (as defined in each agreement) of the company, the employee has the right to elect to receive cash compensation. The cash compensation is equivalent to 299% of the sum of: (a) his highest annual salary at any time during the 36 months prior to the change in control, plus (b) the highest bonus or incentive compensation paid to him by us for any of the last three fiscal years preceding a change in control. The cash compensation is generally designed to compensate for the loss of the employee's compensation, including salary and bonuses, less any amounts the payment of which might cause adverse consequences under federal income tax laws (as described in the agreements). In exchange for the cash compensation, the employee will release all of his rights under his employment agreement. As of June 15, 2001, the maximum aggregate contingent liability under the severance agreements was approximately $2,300,000.

      Messr. Pryor. Effective February 15, 1999 we entered into a Non-Competition, Confidentiality and Severance Agreement with Mr. Pryor. Subject to the terms of this Agreement, if Mr. Pryor is terminated by us without "cause" (as defined in the Agreement), we have agreed to pay Mr. Pryor his then current bi-weekly salary for a period of twenty-four (24) bi-weekly periods from the date of termination. As of June 15, 2001, the maximum aggregate contingent liability under Mr. Pryor's severance agreement was approximately $93,000.

 Anti-Takeover Effect of Certain Provisions

      The provisions of the option agreements, employment agreements and severance agreements that we have with certain of our executives may be deemed to have an anti-takeover effect. The effect may be to delay, defer or prevent a tender offer or takeover attempt that our stockholders may consider to be in their best interest, including attempts that might result in a premium over the market price for shares of our common stock held by you.

 Compensation Committee Interlocks and Insider Participation In Compensation Decisions

      The Compensation Committee is responsible for recommending to our Board compensation arrangements for our Chairman of the Board and Chief Executive Officer, which recommendation is subject to the approval of a majority of the disinterested directors. The Chairman of the Board was responsible for establishing compensation arrangements for all other executive officers, subject to the review and approval of our Board. During our 2001 fiscal year, Messrs. Treichler and Ko served as members of our Compensation Committee.

      Geoffrey P. Jurick serves as our Chairman of the Board and Chief Executive Officer and also as Chairman of the Board and Chief Executive Officer of Emerson. John P. Walker serves as our President and also served as Executive Vice President and Chief Financial Officer of Emerson. Mr.
 Walker is also a member of our Board. Mr. Bunger, who is a member of our Board and also Emerson's Board, serves on our Compensation Committee and also on Emerson's Compensation Committee. Messrs. Jurick and Walker, both executive officers who were also members of our Board during fiscal 2001, participated in deliberations concerning executive officer compensation.

 Report  of  the  Compensation  and  Stock  Option  Committee  on   Executive
 Compensation

      During fiscal 2001 the Compensation and Stock Option Committee and Chairman of the Board shared the responsibility for establishing and administering the company's executive compensation programs. The Compensation and Stock Option Committee had responsibility for determining compensation to be paid to the Chairman of the Board and Chief Executive Officer, subject to the approval of a majority of the disinterested directors. The Compensation and Stock Option Committee also had responsibility for administering the company's stock option plan, including authority regarding the selection of award recipients and the size and terms of all option grants under the option plan. The Chairman of the Board, subject to review and approval by the Board of Directors, determines on an annual basis the compensation to be paid to the executive officers of the company.

      Under the supervision of the Compensation and Stock Option Committee and the Board of Directors, the company developed and implemented compensation policies, plans and programs that sought to enhance the profitability of the company, and thus stockholder value, by aligning closely the financial interests of the company's executives with those of its stockholders. The specific objectives of the company's executive compensation program were to:

      * Support  the  achievement   of  the  company's  strategic   operating
        objectives.

      * Provide compensation at competitive levels that will attract and retain superior talent and reward executive officers based upon performance.

      * Align the executive officers' interests with the success of the company by placing the majority of pay increases at risk (i.e. increases that are dependent upon company performance).


      The company's executive  officer compensation program  for fiscal  2001
 was  comprised  of  base  salary,  cash  bonuses  and  long-term   incentive
 compensation in the form of stock options.

      Base salaries for the executive officers of the company represent compensation for the performance of defined functions and assumption of defined responsibilities. The Compensation and Stock Option Committee reviews the base salary for the Chairman of the Board and Chief Executive Officer on an annual basis and recommends compensation arrangements for the company's Chairman of the Board and Chief Executive Officer. Implementation of the Chairman and Chief Executive Officer's compensation arrangement is subject to the approval of a majority of the disinterested directors. The Chairman of the Board reviews the base salary of all the other executive officers on an annual basis and recommends compensation arrangements to the Board of Directors for such executive officers. In determining salary adjustments, the Compensation and Stock Option Committee and the Chairman of the Board consider the company's growth in earnings and revenues, the reduction in expenses, the company's results of operations as compared to the company's business plan, and each executive's performance level, as well as other factors relating to the executive's specific responsibilities. Also considered are the executive's positions, experience, skills, potential for advancement, responsibility and current salary in relation to the expected level of pay for the positions in which the executive serves. The Compensation and Stock Option Committee (with respect to compensation arrangements for the Chairman and Chief Executive Officer) and the Chairman (with respect to compensation arrangements for the other executive officers) exercise their judgment based upon the above criteria and do not apply a specific formula or assign a weight to each factor considered. The company has entered into employment agreements with each of Messrs. Walker and Babilla. For more information about these employment agreements, see "Executive Compensation and Other Information -- Employment Agreements."

      At the beginning of each fiscal year, management submits a business plan to the Board of Directors and the Compensation and Stock Option Committee. The business plan establishes performance goals of the company for such fiscal year. Such goals may include target increases in sales, net income and earnings per share, reduction in expenses, as well as more subjective goals with respect to marketing, product introduction and expansion of customer base. Cash bonuses are paid based upon successful achievement of some or all of the foregoing factors.

      The award of options to purchase common stock and the grant of shares of restricted stock form the basis for the company's long-term incentive plan for officers and key employees. The specific objective of all awards is to align executive and stockholder long-term interests by creating a strong correlation between executive pay and stockholder return. The company intends that its executives develop and maintain a significant, long-term stock ownership position in the company's common stock. No awards of stock options were made to the named executive officers during the 2001 fiscal year from the option plan administered by the Compensation and Stock Option Committee.

      The company paid Mr. Jurick, the Chief Executive Officer, $125,000 in base salary during fiscal 2001. The salary paid to Mr. Jurick in fiscal 2001 was subjectively established by the Compensation and Stock Option Committee and not subject to specific criteria.

      The Board of Directors has considered the potential impact of Section 162(m) of the Internal Revenue Code of 1996, as amended (we refer to it as the "Code"). Section 162(m) of the Code generally provides that a publicly held corporation's deduction for compensation paid to its covered employees is limited to $1 million per year, subject to certain exceptions. Since the cash compensation of each of the company's current covered employees is below the $1 million threshold and the company's stock option plan has been revised to meet the requirements of Section 162(m) of the Code, the Board of Directors believes that Section 162(m) will not reduce the federal income tax deduction available to the company. The company's policy is to qualify, to the extent reasonable, its executive officers' compensation for deductibility under applicable tax laws. However, the Board of Directors believes that its primary responsibility is to provide a compensation program that will attract, retain and reward the executive talent necessary to the company's success. Consequently, the Board of Directors recognizes that the loss of a tax deduction could be necessary in some circumstances.

      This report is submitted by the members of the Board of Directors, the Compensation Committee and the Stock Option Committee that were in existence at the end of fiscal 2001.

      Board of Directors       Compensation and Stock Option Committee

      Geoffrey P. Jurick       Thomas P. Treichler
      John P. Walker           Johnson C.S. Ko
      Peter G. Bunger
      Johnson C.S. Ko
      Thomas P. Treichler

      This report will not be deemed to be incorporated by reference in any filing by Sport Supply Group under the Securites Act of 1933 (referred to as the "Securities Act") or the Exchange Act, except to the extent that the company specifically incorporates this report by reference.

 Item 12.  Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth, as of May 30, 2001, the beneficial ownership of: (1) each current director; (2) each nominee for director; (3) each of our executive officers named in the Summary Compensation Table set forth below in "Executive Compensation and Other Information"; (4) our directors and executive officers as a group; and (5) each stockholder known to us to own beneficially more than 5% of our outstanding shares of common stock.

      Except as otherwise indicated and based upon our review of information as filed with the Securities and Exchange Commission (we refer to it as the "SEC"), we believe that the beneficial owners of the securities listed below have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

                                      Amount and
                                      Nature of            Percent
                                      Beneficial              Of
  Name of Beneficial Owner            Ownership             Class
  --------------------------------  -------------           ------

  Emerson Radio Corp.               5,463,223 (1)            55.1%

  Dimensional Fund Advisors, Inc.     494,015 (2)             5.5%

  Oaktree Capital Management, LLC     403,100 (4)             4.5%

  Wentworth Hauser & Violich, Inc.    536,165 (5)             6.0%

  Geoffrey P. Jurick*               5,763,223 (6)            56.4%

  John P. Walker*                     187,106 (7)             1.9%

  Peter G. Bunger*                     15,625 (8)             **

  Johnson C.S. Ko*                     25,625 (8)             **

  Thomas P. Treichler*                 15,625 (9)             **

  Terrence M. Babilla                   6,856 (10)            **

  Robert K. Mitchell                    8,468 (11)            **

  Eugene J.P. Grant                    50,000 (12)            **

  Douglas Pryor                        19,024 (13)            **

  Kenneth A. Corby                     20,545 (14)            **

  Executive Officers and            6,112,097 (15)           58.2%
  Directors as a group
  (10 persons)

      (*) Director (all current directors are nominees for director). (**) Less than one percent

 (1) Emerson's address is Nine Entin Road, Parsippany, New Jersey 07054. Emerson's beneficial ownership is based on information set forth in a an Amendment No. 11to a Schedule 13D filed with the SEC by Emerson on April 16,2001. Pursuant to the Amended Schedule 13D, Emerson reported that it beneficially owned 5,463,223 shares of our common stock, including (a) 1,000,000 shares issuable upon exercise of warrants owned by Emerson and exercisable within 60 days, and (b) 1,098,900 shares of our common stock held by Emerson Radio (Hong Kong) Limited, a wholly-owned subsidiary of Emerson. Emerson has sole voting and dispositive power with respect to all 5,463,223 shares.

      Pursuant to a pledge and security agreement, Emerson pledged to Congress Financial Corporation 500,000 shares of our common stock and its warrants for 1,000,000 shares of our common stock, together with all proceeds, dividends and other income and distributions with respect thereto, and all rights of Emerson to have such shares of common stock registered under a certain registration rights agreement.

  (2) Dimensional Fund Advisors, Inc.'s address is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401. Dimensional's beneficial ownership is based on information set forth in a Schedule 13G filed with the SEC by Dimensional dated February 2, 2001. Dimensional is an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, and serves as investment manager to certain other investment vehicles, including commingled group trusts. These investment companies and investment vehicles are the "Portfolios." In its role as investment advisor and investment manager, Dimensional possessed both voting and investment power over 494,015 shares of our common stock as of December 31, 2000. The Portfolios own all securities reported in this statement, and Dimensional disclaims beneficial ownership of such securities.

 (4) Oaktree Capital Management, LLC's address is 333 South Grand Avenue, 28th Floor, Los Angeles, California 90071. Oaktree's beneficial ownership is based on information set forth in an amendment to Schedule 13D filed with the SEC by Oaktree on December 2, 1999. Oaktree, an investment advisor to institutional and individual investors, reported it has sole voting power and sole dispositive power with respect to all 403,100 shares.

 (5) Wentworth Hauser & Violich, Inc.'s address is 333 Sacramento Street, San Francisco, California 94111. Laird Norton Financial Group, Inc.'s ("LNFG") address is 801 Second Avenue, Suite 1600, Seattle, Washington 98104. Wentworth's beneficial ownership is based on information set forth in a amendment No. 1 to Scheduele 13G filed with the SEC by Wentworth on April 16, 2001. Wentworth, a wholly-owned subsidiary of LNFG and an investment adviser to certain persons, reported it has shared voting and shared dispositive power with respect to all 395,000 shares. LNFG disclaims beneficial ownership of all such shares.

 (6) Mr. Jurick's address is Sport Supply Group, Inc., 1901 Diplomat Drive, Farmers Branch, Texas 75234. Mr. Jurick, directly and indirectly, beneficially owns approximately 46%of the issued and outstanding shares of Emerson's common stock and is the Chairman of the Board and Chief Executive Officer of Emerson and, therefore, may be deemed to control Emerson. As a result of such control, Mr. Jurick may be deemed to beneficially own the 5,463,223 shares of our common stock beneficially owned by Emerson. Mr. Jurick disclaims any such beneficial ownership. See Note (1) above and "Certain Relationships and Related Transactions" for more information about Emerson's investment. Mr. Jurick's beneficial ownership also includes 300,000 shares of our common stock issuable upon the exercise of stock options that are exercisable currently or within 60 days of the date hereof.

 (7) Consists of 36,106 shares of our common stock and 150,000 shares of our common stock issuable upon the exercise of stock options that are exercisable currently or within 60 days of the date hereof.

 (8) Includes 15,625 shares of our common stock issuable upon exercise of stock options that are exercisable currently or within 60 days of the date hereof.

 (9) Consists of 15,625 shares of our common stock issuable upon exercise of stock options that are exercisable currently or within 60 days of the date hereof.

 (10) Consists of  6,856 shares of our common stock.

 (11) Consists of 135 shares of our common stock and 8,333 shares of our common stock issuable upon the exercise of stock options that are exercisable currently or within 60 days of the date hereof.

 (12) Consists of 50,000 shares of our common stock issuable upon the exercise of stock options that are exercisable currently or within 60 days of the date hereof.

 (13) Consists of 2,857 shares of our common stock and 16,167 shares of our common stock issuable upon the exercise of stock options that are exercisable currently or within 60 days of the date hereof.

 (14) Consists of 545 shares of our common stock and 20,000 shares of our common stock issuable upon the exercise of stock options that are exercisable currently or within 60 days of the date hereof.

 (15) Includes 588,250 shares of our common stock issuable upon the exercise of stock options that are exercisable currently or within 60 days of the date hereof and 1,000,000 shares of our common stock issuable upon exercise of the Emerson warrants. Mr. Jurick disclaims beneficial ownership of our securities owned by Emerson. See Note (6) above.

 Compensation of Directors

      During our 2001 fiscal year, each non-management director was entitled to receive up to $8,000 in annual director's fees. In addition, the Chairman of the Audit Committee and the Chairman of the Compensation and Stock Option Plan Committee each receive an additional $2,500 in annual fees. During fiscal 2001, Dr. Treichler, Mr. Ko and Mr. Bunger received $6,500, $4,000 and $4,000, respectively, in director's fees. Our officers do not receive compensation for serving on our Board. Non-employee directors are automatically granted nonqualified stock options to purchase 3,125 shares of our common stock on an annual basis.

 Change of Voting Control:

      On April 13, 2001, Emerson and Geoffrey Jurick jointly filed Amendment No. 11 to their Report on Schedule 13D (as amended, the "Schedule 13D"). The Schedule 13D reported that Emerson increased it beneficial ownership in SSG to 5,463,223 shares of our common stock, or 55.1% of the total issued and outstanding common stock as of March 21, 2001. Pursuant to the
 Schedule 13D, Emerson's beneficial ownership consists of (i.) 3,364,323 shares of our common stock owned directly by Emerson, (ii.) 1,098,900 shares of our common stock owned directly by Emerson Radio (Hong Kong) Limited, a wholly-owned subsidiary of Emerson ("Emerson HK"), and (iii.) warrants owned by Emerson to purchase an additional 1,000,000 shares of our common stock for $7.50 per share, which warrants are exercisable within 60 days. The warrants expire on December 10, 2001.

      Emerson is deemed to beneficially own the shares of our common stock held by Emerson HK. Emerson reported that it has sole voting and dispositive power with respect to the 5,463,223 shares of our common stock described above.

      Emerson's beneficial ownership excludes 300,000 shares of our common stock issuable upon exercise of options owned by Geoffrey P. Jurick, which options are exercisable within 60 days. The shares underlying these options constitute approximately 3.3% of the total common stock deemed to be outstanding. Mr. Jurick has sole voting and dispositive power with respect to these shares. Mr. Jurick is the Chairman of the Board and Chief Executive Officer of SSG. Mr. Jurick beneficially owns approximately 45.7% of the issued and outstanding shares of Emerson. In addition, Mr. Jurick is the Chairman of the Board, Chief Executive Officer and President of Emerson. As a result of the foregoing, Mr. Jurick may be deemed to control Emerson. As a result of such control, Mr. Jurick may be deemed to beneficially own the shares of SSG beneficially owned by Emerson. Each of Emerson and Mr. Jurick disclaims beneficial ownership of the shares of SSG beneficially owned by the other.

      Emerson's record  ownership of  4,463,223 shares  of our  common  stock constitues 50.1% of our issued and outstanding common stock, which translates into voting control. Pursuant to the terms of the Schedule 13D, Emerson obtained voting control through open market purchases. Emerson reported in the Schedule 13D that Emerson HK acquired an aggregate of 2,500 shares of our common stock for a total purchase price of $4,650 through ordinary open market purchases on January 31 and February 21, 2001,utilizing its working capital. Emerson also reported in the Schedule 13D that Emerson acquired an aggregate of 134,694 shares of our common stock for a total purchase price of $247,034 through a series of ordinary open market purchases in March 2001, utilizing Emerson's working capital.

      During the past 60 days, Emerson and Emerson HK purchased an aggregate of 137,194 shares of common stock on the dates and at the prices set forth below. All of such purchases were effected in ordinary open market transactions or as otherwise disclosed in the Schedule 13D.

  Transaction Date          No. of Shares       Price/Share
  ----------------          -------------       -----------

     1/31/01                        500           $ 2.100
     2/21/01                      2,000             1.800
     3/14/01                     91,694             1.850
     3/21/01                     43,000             1.800
                                -------           -------
                                137,194          $251,684

      No other person is known to us to have the right to receive or power to direct dividends from, or proceeds from the sale of, shares of our common stock beneficially owned by the Emerson and Mr. Jurick, except for 500,000 shares of our common stock pledged by Emerson to Congress Financial Corporation, Emerson's senior secured lender.

 Corporate Performance Graph

      The following graph shows a comparison of cumulative total returns for us, the S&P 500 Composite Index and an index of peer companies for the period since October 1, 1996. The comparison assumes $100 was invested on March 31, 1996 in our common stock and in each of the two indices and assumes reinvestment of dividends. Companies in the peer group are as follows: K2, Inc. (f/k/a Anthony Industries, Inc.), Escalade, Inc., and Johnson Worldwide Associates, Inc. Media General Financial Services provided the information in the graph.

      The stock price performance depicted in the below graph is not necessarily indicative of future price performance. The Corporate Performance Graph will not be deemed to be incorporated by reference in any filing by Sport Supply Group under the Securities Act or the Exchange Act, except to the extent that the company specifically incorporates the graph by reference.

                      [ PERFORMANCE GRAPH APPEARS HERE ]

                    COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
                        AMONG SPORT SUPPLY GROUP, INC.,
                      S&P 500 INDEX AND PEER GROUP INDEX


                                                      FISCAL YEAR ENDING
 COMPANY/INDEX/MARKET          3/29/1996  3/31/1997  3/31/1998  3/31/1999  3/31/2000  3/30/2001
 ---------------------         ---------  ---------  ---------  ---------  ---------  ---------
 Sport Supply Group              100.00      81.03     128.45     112.07      82.76      19.83
 Customer Selected Stock List    100.00      94.20     100.29      44.89      43.92      50.83
 S&P Composite                   100.00     119.82     177.34     210.07     247.77     194.06

                     Assumes $100 Invested on March 29, 1996
                         Assumes Dividend Reinvested
                      Fiscal Year Ending March 30, 2001

 Item 13.  Certain Relationships and Related Transactions.

 Ownership by Emerson Radio Corp.

      Emerson Radio Corp. (we refer to it as "Emerson"), one of the nation's largest volume consumer electronics distributors, directly and through subsidiaries, designs, sources, imports and markets a variety of video and audio consumer electronics and microwave oven products. Emerson has been listed on the American Stock Exchange under the symbol "MSN" since 1990. Emerson and Emerson's wholly-owned subsidiary Emerson Radio (Hong Kong) Ltd. own 4,463,223 shares, or approximately 50%, of our issued and outstanding common stock. Emerson also owns five-year warrants to acquire an additional 1,000,000 shares of our common stock at an exercise price of $7.50 per share, subject to standard anti-dilution adjustments (the "1996 Warrants"). If all the 1996 Warrants are exercised by Emerson, Emerson will own approximately 55% of our common stock.

      Emerson and Emerson HK have certain demand and incidental registration rights with respect to the resale of the shares of Common Stock they own, as well as on the exercise and resale of the shares of Common Stock Emerson may acquire under the Warrant Agreement governing the 1996 Warrants.

      Pursuant to a Pledge and Security Agreement, Emerson has pledged to Congress, its senior lender, 500,000 of its shares in SSG and the 1996 Emerson Warrants together with all proceeds thereof and all dividends and other income and distributions thereon or with respect thereto and all rights of Emerson to have the such shares (and any shares of Common Stock acquired through the exercise of the 1996 Warrants (as permitted by Congress) registered under the Registration Rights Agreements.

      Our Board now includes  the following people  that are associated  with
 Emerson: (1) Geoffrey P. Jurick, who beneficially owns approximately 45.7% of Emerson's issued and outstanding common stock and is Emerson's Chairman and Chief Executive Officer; and (2) Peter G. Bunger, a member of Emerson's Board of Directors. Mr. Jurick is currently our Chairman of the Board and Chief Executive Officer and Mr. Bunger serves on the Compensation Committee of each company. Mr. Jurick has an employment agreement with Emerson and us and splits his time between the two companies. John P. Walker, our President and director, was Executive Vice President and Chief Financial Officer of Emerson until March 31, 2001. Terrence M. Babilla, our Chief Operating Officer and General Counsel, also provides certain legal services to Emerson.

 Management Services Agreement with Emerson Radio Corp.

      During fiscal 1997, we entered into a management services agreement with Emerson in an effort to share certain administrative and logistic functions and to enable Emerson and us to reduce certain costs. The management services agreement implements a program whereby we perform certain services for Emerson in exchange for a fee. The services include human resources, banking, computer/management information systems, payables management, warehouse services (including subleasing warehouse storage space), provision of office space, design services and financial management services. The management services agreement may be terminated by either party upon 60 day's prior notice. During fiscal 2001, we invoiced Emerson approximately $249,000 for services provided to Emerson, all of which has been paid. For the same time period, Emerson invoiced us approximately $202,000 for services they provided to us, all of which has been paid. For more information about reimbursement of salaries/bonuses of certain executive officers, see "Executive Compensation and Other Information-Summary Compensation Table."


                        SECTION 16(a) BENEFICIAL OWNERSHIP
                             REPORTING COMPLIANCE

      Section 16(a) of the Exchange Act (we refer to it as "Section 16(a)") requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% stockholders are required by certain regulations to furnish us with copies of all Section 16(a) forms they file.

      Based solely on our review of the copies of such forms received by us, we believe that, during fiscal 2001, our officers, directors and greater than 10% beneficial owners have complied with all applicable filing requirements with respect to our equity securities.



                                   PART IV

 Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.


 (a) (1)  Financial Statements.  See Item 8.

 (a) (2)  Supplemental Schedule Supporting  Financial Statements.
          See Page 51

 (a) (3) Management Contract or Compensatory Plan. [See Index]. [Each of the following Exhibits described on the Index to Exhibits is a management contract or compensatory plan: Exhibits 10.1, 10.1.1, 10.2, 10.2.1, 10.3, 10.4, 10.5,10.5.1, 10.6, 10.7, 10.8, 10.9,
          10.10, 10.11, and 10. 27].

 (b) Reports on Form 8-K. A report on Form 8-K was filed with the Securities and Exchange Commission on May 14, 2001 relating to a press release concerning the Company's change of fiscal year-end from September 30 to March 31.

 (c)      Exhibits.  See Index.

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

 Dated: June 27, 2001

                                 SPORT SUPPLY GROUP, INC.


                                 By:  /s/ Geoffrey P. Jurick
                                      ----------------------
                                      Geoffrey P. Jurick
                                      Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on June 27, 2001 by the following persons on behalf of the registrant and in the capacities indicated.





           Signature                       Title
           ---------                       -----

    /s/ Geoffrey P. Jurick        Chairman of  the Board and
    ----------------------        Chief Executive Officer
    Geoffrey P. Jurick


    /s/ John P. Walker            President
    ----------------------
     John P. Walker


    /s/ Robert K. Mitchell        Chief Financial Officer
    ----------------------
     Robert K. Mitchell


    /s/ Johnson C. S. Ko          Director
    ----------------------
     Johnson C. S. Ko


    /s/ Peter G. Bunger           Director
    ----------------------
     Peter G. Bunger


    /s/ Thomas P. Treichler       Director
    ----------------------
     Thomas P. Treichler


                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
               Schedule II -- Valuation and Qualifying Accounts
 For The Six Month Period Ended March 30, 2001, The Year Ended September 29, 2000, and The Year Ended October 1, 1999, and The Year Ended October 2, 1998


                                                        -----------Additions---------------
                                          Balance at    Charged to  Charged to              Balance at
                                          Beginning     costs and     other                   End of
                                          of Period     expense    accounts(1)   Deductions    Period
                                          ---------      --------    ---------    --------   ---------
  Allowance for Doubtful Accounts
  -------------------------------
  Six Month period ended March 30, 2001  $  836,356     $ 220,884   $        -   $ 128,112  $  929,128

  Year ended September 29, 2000          $  465,497     $ 319,025   $  503,612   $ 451,778  $  836,356

  Year ended October 1, 1999             $  372,340     $ 411,512   $        -   $ 318,355  $  465,497

  Year ended October 2, 1998             $  792,730     $       -   $    4,366   $ 428,756  $  372,340


  Inventory Allowance
  -------------------
  Six Month period ended March 30, 2001  $1,132,135     $ 150,000   $        -   $   1,431  $1,280,704

  Year ended September 29, 2000          $1,064,903     $  34,616   $  297,364   $ 264,748  $1,132,135

  Year ended October 1, 1999             $  425,920     $       -   $1,498,822   $ 859,839  $1,064,903

  Year ended October 2, 1998             $  710,016     $ 189,512   $        -   $ 473,608  $  425,920


  (1) Amounts consist primarily of reserves added for acquired entities.
  (2) Amounts consist primarily of asset write-offs.


                              INDEX TO EXHIBITS

 Exhibit
  Nbr.                       Description of Exhibit
 ---------------------------------------------------------------------------

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






 Exhibit
  Nbr.                      Description of Exhibit
 ---------------------------------------------------------------------------
 10.6      Form of Non-Qualified Stock Option  Agreement by and between the
           Company and    John P. Walker  (incorporated  by  reference from
           Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended July 2, 1999).

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

 10.19 Amended Lease Agreement entered into between the Company and ACQUIPORT DFWIP, Inc., dated as of July 13, 1998 (incorporated by reference from Exhibit 10 to the Company's Report on Form 10-Q filed on August 14, 1998).

 10.19.1 Amended Lease Agreement entered into between the Company and ACQUIPORT DFWIP, Inc., dated as of July 30, 2000 (incorporated by reference from Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended June 30, 2000)..

 10.20 Lease, dated July 28, 1989, by and between Merit Investment Partners, L.P. and the Company (incorporated by reference from Exhibit 10.14 to the Company's Registration Statement on Form S-1 (Registration No. 33-39218)).

 Exhibit
  Nbr.                      Description of Exhibit
 ---------------------------------------------------------------------------
 10.21 Industrial Lease Agreement, dated April 25, 1994, by and between the Company and Centre Development Co. regarding the property at 13700 Benchmark (incorporated by reference from Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended June 30,
           1994).

 10.21.1 Amendment to Industrial Lease Agreement, dated July 8, 1994, by and between the Company and Centre Development Co. regarding the property at 13700 Benchmark (incorporated by reference from Exhibit 10.19.1 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1994).

 10.22 Lease, dated December 2, 1991, by and between Injans Investments and the Company regarding the property located in Cerritos. CA (incorporated by reference from Exhibit 10.20 to the Company's Report on Form 10-K for the year ended December 31, 1991).

 10.22.1 First Amendment to Standard Industrial Lease dated September 12, 1996 by and between Injans Investments and the Company regarding the property located in Cerritos, CA (incorporated by reference from Exhibit 10.23.1 to the Company's Report on Form 10-K for the year ended November 1, 1996).

 10.23 License Agreement, dated as of September 23, 1991, by and between Proacq Corp. and the Company (incorporated by reference from Exhibit 10.17 to the Company's Report on Form 10-K for the year ended 1991).

 10.24 Sport Supply Group Employees' Savings Plan dated June 1, 1993 (incorporated by reference from Exhibit 10.27 to the Company's Report on Form 10-K for the year ended 1993).

 10.25 Management Services Agreement dated July 1, 1997 to be effective as of March 7, 1997 by and between the Company and Emerson (incorporated by reference from Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended August 1, 1997).

 10.25.1 Letter Agreement dated October 18, 1997 amending the Management Services Agreement (incorporated by reference from Exhibit
           10.31.1 to the Company's Report on Form 10-K for the year ended September 26, 1997).

 10.26 Lease Agreement by and between Athletic Training Equipment Company, Inc. and The Northwestern Mutual Life Insurance Company, dated January 29, 1999 regarding the property located in Sparks, NV (incorporated by reference from Exhibit 10.4 to the Company's Report on Form 10-Q for the quarter ended April 2,
           1999).

 10.27 (*) Employment Agreement entered into by and between the Company and Michael Glassman dated April 1, 2001.

 10.28 (*) Services Agreement between the Company and EJB Development dated March 1, 2001.


 10.29 (*) Loan and Security Agreement dated March 27, 2001 by and between the Company and Congress Financial Corporation.

 10.30 Amended and Restated License Agreement dated as of December 21, 2000 by and between MacMark Corporation, Equilink Licensing Corporation and the Company (incorporated by reference from Exhibit 10.23.2 from the Company's Report on Form 10-Q for the quarter ended December 29, 2000.)

 21 (*)    Subsidiaries of the Registrant.

 23.1 (*)  Consent of Independent Auditors.


 99 Pledge and Security Agreement, dated December 10, 1996 by Emerson in favor of Congress Financial Corporation (incorporated by reference from Exhibit 99 to the Company's Report on Form 8-K filed on December 12, 1996.)


 ( * )   =      Filed Herewith