Form 10-Q
period 2001-06-29
SPORT SUPPLY GROUP INC
filed 2001-08-08
CIK 872855

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

 (Mark One)

   [ x ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 29, 2001.

                                    OR

   [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______________ to ______________.

                       Commission File Number 1-10704

                           Sport Supply Group, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Delaware                                     75-2241783
    -------------------------------                      ------------------
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                       Identification No.)

   1901 Diplomat Drive, Farmers Branch, Texas               75234 - 8914
   ------------------------------------------               ------------
    (Address of principal executive offices)                 (Zip Code)

 Registrant's telephone number, including area code:  (972) 484-9484

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

      Indicated below is the number of shares outstanding of each class of the registrant's common stock as of August 7, 2001.

  Title of Each Class of Common Stock                  Number Outstanding
  -----------------------------------                  ------------------
     Common Stock, $0.01 par value                      8,914,606 shares

                         PART I. FINANCIAL INFORMATION


 Item 1.   Financial Statements.
           ---------------------

 Index to Consolidated Financial Statements                   Page
 ------------------------------------------                   ----
 Consolidated Balance Sheets (Unaudited)                        3

 Consolidated Statements of Operations (Unaudited)              4

 Consolidated Statements of Cash Flows (Unaudited)              5

 Notes to Consolidated Financial Statements (Unaudited)         6


                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                     June 29,       March 30,
                                                       2001           2001
                                                   -----------    -----------
                                                   (Unaudited)
 CURRENT ASSETS :
    Cash and equivalents                          $    463,285   $  1,271,096
    Accounts receivable:
       Trade, less allowance for doubtful
         accounts of $925,000 at June 29,
         2001 and $929,000 at March 30, 2001        14,189,285     19,128,835
       Other                                           166,042        287,866
    Inventories, net                                19,640,350     21,050,539
    Other current assets                               944,545        847,212
    Deferred tax assets                              1,585,362      1,418,835
                                                   -----------    -----------
       Total current assets                         36,988,869     44,004,383
                                                   -----------    -----------
 DEFERRED CATALOG EXPENSES                           1,656,197      2,436,756

 PROPERTY, PLANT AND EQUIPMENT :
    Land                                                 8,663          8,663
    Buildings                                        1,605,102      1,605,102
    Computer Equipment & Software                   11,640,908     11,635,763
    Machinery and equipment                          6,404,345      6,397,134
    Furniture and fixtures                           1,545,221      1,540,484
    Leasehold improvements                           2,437,801      2,434,451
                                                   -----------    -----------
                                                    23,642,040     23,621,597
    Less -- Accumulated depreciation
      and amortization                             (12,743,783)   (12,214,075)
                                                   -----------    -----------
                                                    10,898,257     11,407,522
                                                   -----------    -----------
 DEFERRED TAX ASSETS                                 4,081,390      4,081,390

 COST IN EXCESS OF NET ASSETS ACQUIRED,
   less accumulated amortization of
   $1,958,000 at June 29, 2001 and $1,887,000
   at March 30, 2001                                 7,655,495      7,726,516

 TRADEMARKS, less accumulated amortization
   of $1,695,000 at June 29, 2001 and
   $1,646,000 at March 30, 2001                      3,145,452      3,192,523

 OTHER ASSETS, less accumulated amortization
   of $489,000 at June 29, 2001 and $655,000
   at March 30, 2001                                   714,837        735,254
                                                   -----------    -----------
                                                  $ 65,140,497   $ 73,584,344
                                                   ===========    ===========

 CURRENT LIABILITIES :
    Accounts payable                              $  8,135,579   $ 13,613,835
    Other accrued liabilities                        1,821,804      1,929,357
    Notes payable and capital lease
      obligations, current portion                      72,786         78,604
                                                   -----------    -----------
          Total current liabilities                 10,030,169     15,621,796
                                                   -----------    -----------
 NOTES PAYABLE AND CAPITAL LEASE
   OBLIGATIONS, net of current portion              14,814,561     17,333,451

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY :
    Preferred stock, par value $0.01, 100,000
      shares authorized, no shares outstanding               -              -
    Common stock, par value $0.01, 20,000,000
      shares authorized, 9,359,759 shares
      issued at June 29, 2001 and March 30, 2001
      8,914,606 shares outstanding at June 29,
      2001 and March 30, 2001                           93,598         93,598
    Additional paid-in capital                      48,099,109     48,099,109
    Accumulated deficit                             (4,095,658)    (3,762,328)
    Treasury stock, at cost, 445,153 shares at
      June 29, 2001 and March 30, 2001              (3,801,282)    (3,801,282)
                                                   -----------    -----------
                                                    40,295,767     40,629,097
                                                   -----------    -----------
                                                  $ 65,140,497   $ 73,584,344
                                                   ===========    ===========

 The accompanying notes are an integral part of these financial statements.


                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)



                                                  -For The Three Months Ended-
                                                  June 29, 2001  June 30, 2000
                                                   -----------    -----------
 Net revenues                                     $ 27,955,231   $ 30,756,664

 Cost of sales                                      20,015,872     21,356,179
                                                   -----------    -----------
   Gross profit                                      7,939,359      9,400,485


 Selling, general & administrative expenses          8,118,150      9,167,115
 Internet expenses                                      87,053        314,793
                                                   -----------    -----------
   Operating loss                                     (265,844)       (81,423)


 Interest expense                                     (332,365)      (445,402)

 Other income (expense), net                            75,378         (1,904)
                                                   -----------    -----------
   Loss before income taxes                           (522,831)      (528,729)

 Benefit from income taxes                             189,501        200,057
                                                   -----------    -----------
 Net loss                                         $   (333,330)  $   (328,672)
                                                   ===========    ===========
 Loss per share:


   Net loss - basic                               $      (0.04)   $     (0.05)
                                                   ===========    ===========

   Net loss - diluted                             $      (0.04)   $     (0.05)
                                                   ===========    ===========
 Weighted average number of
   common shares outstanding - basic                 8,914,606      7,272,558
                                                   ===========    ===========
 Weighted average number of
   common shares outstanding - diluted               8,914,606      7,272,558
                                                   ===========    ===========


 The accompanying notes are an integral part of these financial statements.


                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                  -For The Three Months Ended-
                                                  June 29, 2001  June 30, 2000
                                                   -----------    -----------
 CASH FLOWS FROM OPERATING ACTIVITIES :
   Net loss                                       $   (333,330)  $   (328,672)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                     676,461        729,243
     Provision for accounts receivable                 108,586        114,391
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable    4,952,788      3,885,492
       (Increase) decrease in inventories            1,410,189       (528,974)
       (Increase) decrease in deferred catalog
         expenses and other current assets             683,226      1,023,465
       Increase (decrease) in accounts payable      (5,478,256)    (1,266,319)
       (Increase) decrease in income tax receivable          -        804,318
       (Increase) decrease in deferred tax assets     (166,527)       197,040
       Increase (decrease) in accrued liabilities     (107,553)      (768,219)
       (Increase) decrease in other assets              (7,897)      (185,708)
                                                   -----------    -----------
   Net cash provided by operating activites          1,737,687      3,676,057
                                                   -----------    -----------

 CASH FLOWS FROM INVESTING ACTIVITIES :
   Acquisitions of property, plant & equipment         (20,790)      (168,700)
                                                   -----------    -----------
   Net cash used in investing activities               (20,790)      (168,700)
                                                   -----------    -----------

 CASH FLOWS FROM FINANCING ACTIVITIES :
   Payments of notes payable and capital
     lease obligations                              (2,524,708)    (3,713,784)
   Proceeds from common stock issuances                      -         16,047
                                                   -----------    -----------
   Net cash used in financing activities            (2,524,708)    (3,697,737)
                                                   -----------    -----------
 NET CHANGE IN CASH AND EQUIVALENTS                   (807,811)      (190,380)

 Cash and equivalents, beginning of period           1,271,096        351,512
                                                   -----------    -----------
 Cash and equivalents, end of period              $    463,285   $    161,132
                                                   ===========    ===========


 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid during the period for interest         $    308,246   $    397,615
                                                   ===========    ===========
 Cash paid (received) during the period
   for income taxes                               $     60,089   $ (1,121,252)
                                                   ===========    ===========

  The accompanying notes are an integral part of these financial statements.


                   SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 29, 2001
                                 (Unaudited)
 Basis of Presentation
 ---------------------
      These  consolidated  financial  statements   reflect  all  normal   and
 recurring adjustments that are, in the opinion of management, necessary to present a fair statement of Sport Supply Group, Inc.'s ("SSG") consolidated financial position as of June 29, 2001 and the results of its operations for the three month period ended June 29, 2001.

      The consolidated financial statements include the accounts of SSG and its wholly-owned subsidiaries, Athletic Training Equipment Company, Inc., a Delaware corporation and Sport Supply Group Asia Limited, a Hong Kong corporation. All significant intercompany accounts and transactions have been eliminated in consolidation. Effective March 2001, Sport Supply Group, Inc. became a majority-owned subsidiary of Emerson Radio Corp. The consolidated financial statements also include estimates and assumptions made by management that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses, provisions for and the disclosure of contingent assets and liabilities. Actual results could materially differ from those estimates.

      Certain financial information for the previous fiscal year has been reclassified to conform with fiscal 2002 presentation.

 Note 1 - Inventories
 --------------------
      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out and weighted-average cost methods for items manufactured by us and weighted-average cost for items purchased for resale. As of June 29, 2001 and March 30, 2001, inventories consisted of the following:

                                             June 29,           March 30,
                                               2001               2001
                                            -----------        -----------
    Raw materials                          $  3,131,749       $  3,727,855
    Work-in-progress                            411,186            376,683
    Finished and purchased goods             17,332,344         18,226,706
                                            -----------        -----------
                                             20,875,278         22,331,244
    Less inventory allowance for obsolete
      or slow moving items                  (1,234,929)        (1,280,705)
                                            -----------        -----------
    Inventories, net                       $ 19,640,350       $ 21,050,539
                                            ===========        ===========



 Note 2 - Stockholders' Equity
 -----------------------------
      We maintain a stock option plan that provides up to 2,000,000 shares of common stock for awards of incentive and non-qualified stock options to directors and employees. Under the stock option plan, the exercise price of options will not be less than: (i.) the fair market value of the common stock at the date of grant; or (ii.) 110% of the fair market value for incentive stock options granted to certain employees, as more fully described in the Amended and Restated Stock Option Plan. Options expire 10 years from the grant date, or five years from the grant date for incentive stock options granted to certain employees, or such earlier date as determined by the Board of Directors (or a Stock Option Committee comprised of members of the Board of Directors).

      The following table  contains transactional data  for our stock  option plan.
                                                For The Three Months Ended
                                              June 29, 2001   June 30, 2000
                                                 -------          ---------
  Options outstanding - beginning of period      906,929          1,097,199
  Options granted                                 20,000                  0
  Options exercised                                    0                  0
  Options forfeited                               (1,375)           (37,825)
                                                 -------          ---------
  Options outstanding - end of period            925,554          1,059,374
                                                 =======          =========

  Weighted average exercise prices                 $7.57              $7.78
                                                 =======          =========




                     Stock Options Outstanding      Stock Options Exercisable
                    ------------------------------  -------------------------
                              Wtd. Avg.  Wtd. Avg.                Wtd. Avg.
    Range of                 Remaining   Exercise                 Exercise
 Exercise Prices    Shares     Life        Price      Shares        Price
 ---------------    ------   ---------   ---------    -------     ---------
 $1.38 - $9.44      925,554   6.7 yrs.     $7.52      819,719       $7.59



 Note 3 - Notes Payable and Capital Lease Obligations
 ----------------------------------------------------
      As of June 29, 2001 and March 30, 2001, notes payable and capital lease obligations consisted of the following:
                                                     June 29,      March 30,
                                                       2001          2001
                                                    ----------     ----------
 Note payable under revolving line of credit,
   Interest ranging from prime minus 0.25% to
   prime plus 1.0% (8.50% at March 30, 2001 and
   7.00% at June 29, 2001) or LIBOR plus 2.5%
   (6.554% at June 29, 2001), due March 27, 2004,
   collateralized by substantially all assets.     $14,625,319    $17,088,314

 Capital lease obligation, interest at 9.0%,
   payable in annual installments of principal
   and interest totaling $55,000 through August
   2005.                                               158,682        196,038

 Other                                                 103,346        127,703
                                                    ----------     ----------
      Total                                         14,887,347     17,412,005
 Less - current portion                                (72,786)       (78,604)
                                                    ----------     ----------
   Long-term notes payable and capital lease
     obligations, net                              $14,814,561    $17,333,451
                                                    ==========     ==========

      We have a three-year Loan and Security Agreement with Congress Financial Corporation to finance our working capital requirements through March 2004. This agreement provides for revolving loans and letters of credit which, in the aggregate, cannot exceed the lesser of $25 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivable and inventories. Amounts outstanding under the senior credit facility are secured by substantially all the assets of the Sport Supply Group, Inc. and subsidiaries. At June 29, 2001 the available borrowings under this agreement were approximately $18.7 million of which approximately $14.6 million was outstanding. Pursuant to the Loan and Security Agreement, we are restricted from, among other things, paying cash dividends and entering into certain transactions without the lender's prior consent.

 Note 4 - Capital Structure
 --------------------------
      As of June 29, 2001, our issued and outstanding capital stock consisted solely of common stock. We have 925,554 options outstanding under the stock option plan with exercise prices ranging from $1.38 to $9.44 per share, and 1,000,000 warrants outstanding with an exercise price of $7.50 per share. The warrants are scheduled to expire on December 10, 2001. If the options and warrants were exercised, all holders would have rights similar to common shareholders.


 Note 5 -  Loss Per Common Share
 -------------------------------
      Basic loss per  share is  computed by  dividing net  loss available  to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities convertible or exercisable into shares of common stock were converted or exercised into common stock.

      The following table sets forth the computation of basic and diluted loss per share:

                                                  For the Three Months Ended
                                                     June 29,     June 30,
                                                      2001          2000
                                                    ---------     ---------
 Numerator:
 Net loss                                          $ (330,330)   $ (328,672)
                                                    =========     =========
 Denominator:
 Weighted average common shares - basic             8,914,606     7,272,558
                                                    =========     =========

 Weighted average common shares - diluted           8,914,606     7,272,558
                                                    =========     =========
 Per Share Calculations:
 Net loss - basic                                      $(0.04)       $(0.05)
                                                    =========     =========
 Net loss - diluted                                    $(0.04)       $(0.05)
                                                    =========     =========
 Securites excluded from weighted average common
 shares diluted because their effect would be
 antidilutive                                       1,925,554     2,159,374
                                                    ---------     ---------


 Note 6 - Recently Announced Accounting Pronouncements
 -----------------------------------------------------
      In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which requires that goodwill not be amortized but instead be tested for impairment at least annually by reporting unit. We intend to adopt SFAS 142 effective March 30, 2002. We are still in the process of evaluating the relevant provisions of SFAS 142 and have not yet determined whether SFAS 142 will have an immediate effect on the financial statements upon adoption. However amortization of goodwill, which amounts to approximately $142,000 for the six month period ended March 30, 2001 and approximately $71,000 for the three month period ended June 29, 2001, before any tax effects, will cease upon adoption of SFAS 142.

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

      On September 30, 2000, we adopted the provisions of the Emerging Issues Task Force, EITF 00-10, Accounting for Shipping and Handling Fees and Costs. Prior to September 30, 2000, we netted shipping fees against shipping costs. The net difference was included in cost of sales in our consolidated statements of operations. The provisions of EITF 00-10 provide that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and should be classified as revenue. Accordingly, for our first quarter ended June 29, 2001, we classified shipping and handling fees of approximately $1.6 million as revenues in our consolidated statement of operations. The three month period ended June 30, 2000 has also been restated, resulting in shipping and handling fees of approximately $1.7 million being classified as revenues in our consolidated statement of operations.


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
           ---------------------------------------------------------------

 Results of Operations
 ---------------------
 Net Revenues. Net revenues decreased approximately $2.8 million (9.1%) for the three month period ended June 29, 2001 as compared to the three month period ended June 30, 2000. The decrease in net revenues is primarily the result of a general slow-down in the economy, competitive pressures in the marketplace, a slow-down in Government sales during the quarter, and a decline in youth baseball registrations.

 Gross Profit. Gross profit decreased approximately $1.5 million (15.5%) for the three month period ended June 29, 2001 as compared to the three month period ended June 30, 2000. As a percentage of net revenues, gross profit decreased to 28.4% from 30.6% for the three month period ended June 29, 2001 as compared to the three month period ended June 30, 2000. Gross profit decreased due to product mix shifts and pricing pressure in the institutional sporting goods marketplace. We expect to continue to experience a lower gross profit as a percentage of net revenue as compared to the previous year due to these factors.

 Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased approximately $1.0 million (11.4%) for the three month period ended June 29, 2001 as compared to the three month period ended June 30, 2000. As a percentage of net revenues, selling, general and administrative expenses decreased to 29.0% from 29.8% for the three month period ended June 29, 2001 as compared to the three month period ended June 30, 2000. The decrease in selling, general and administrative expenses is primarily a result of the following:

 (i.) A decrease in selling and promotional expense of approximately $414,000 for the three month period ended June 29, 2001 as compared to the three month period ended June 30, 2000. This decrease is primarily a result of lower catalog expense as part of our cost reduction programs. We expect selling and promotional expense to be less than the comparable prior fiscal quarter for the quarter ended September 28, 2001 as a result of our cost reduction programs.

 (ii.) A decrease in payroll  related expense of  approximately $403,000  for the three month period ended June 29, 2001 as compared to the three month period ended June 30, 2000. This is a result of reduced headcount, primarily in the sales and sales administration areas.

      We have implemented cost reduction programs to reduce future operating expenses by migrating customers to our fully integrated websites, reducing catalog and other selling expenditures, renegotiating certain leases and contracts, consolidating operations, and reducing staff. We expect our Selling, General, and Administrative expenses to be approximately $500,000 to $800,000 less than the comparable prior year quarter for the quarter ending September 28, 2001.

 Internet Expense. We incurred internet related expenses of approximately $87,000 for the three month period ended June 29, 2001 as compared to approximately $315,000 for the three month period ended June 30, 2000. These expenses are related to the continued support and enhancement of our websites and web development to post electronic catalogs on the websites. Internet expenses were significantly higher in fiscal 2000 as we were developing our e-commerce sites. The major portion of the website development effort was completed in fiscal 2000. Consequently, we expect our Internet expenses to be approximately $500,000 less than the comparable prior year quarter for the quarter ending September 28, 2001.

 Interest Expense. Interest expense decreased approximately $113,000 (25.4%) for the three month period ended June 29, 2001 as compared to the three month period ended June 30, 2000. This decrease is due to lower overall borrowing levels.

 Net Loss. Net loss increased approximately $5,000 for the three month period ended June 29, 2001 as compared to the three month period ended June 30, 2000. Net loss per share decreased from $(0.05) to $(0.04) for the three month period ended June 29, 2001 as compared to the three month period ended June 30, 2000.

 Liquidity and Capital Resources
 -------------------------------
      Our working capital decreased approximately $1.4 million during the three month period ended June 29, 2001, from $28.4 million at March 30, 2001 to $27.0 million at June 29, 2001. The decrease in working capital is primarily a result of a decrease in trade receivables of approximately $4.9 million, a decrease in inventories of approximately $1.4 million and a decrease in cash of approximately $800,000. These working capital decreases were partially offset by a decrease in trade payables of $5.5 million.

      We have a three-year Loan and Security Agreement with Congress Financial Corporation to finance our working capital requirements through March 2004. This agreement provides for revolving loans and letters of credit which, in the aggregate, cannot exceed the lesser of $25 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivable and inventories. Amounts outstanding under the senior credit facility are secured by substantially all the assets of the Sport Supply Group, Inc. and subsidiaries. At June 29, 2001 the available borrowings under this agreement were approximately $18.7 million of which approximately $14.6 million was outstanding. Pursuant to the Loan and Security Agreement, we are restricted from, among other things, paying cash dividends and entering into certain transactions without the lender's prior consent.

      We believe we can satisfy our short-term and long-term working capital requirements to support our current operations from borrowings under our credit facility and cash flows from operations.

      We  do  not  currently  have  any  material  commitments  for   capital
 expenditures.

      On May 28, 1997, the Board of Directors approved the repurchase of up to 1,000,000 shares of our issued and outstanding common stock in the open market and/or privately negotiated transactions. On October 28, 1998, the Board of Directors approved a second repurchase program of up to an additional 1,000,000 shares of our issued and outstanding common stock in the open market and/or privately negotiated transactions. As of June 29, 2001, we repurchased approximately 1,333,000 shares of our issued and outstanding common stock in the open market and privately negotiated transactions. Any future purchases will be subject to price and availability of shares, working capital availability and any alternative capital spending programs. Our bank agreement currently prohibits the repurchase of any additional shares without the bank's prior consent.

 Certain Factors that May Affect the Company's Business or Future Operating Results
 ----------------------------------------------------------------------------
      This report contains various forward looking statements and information that are based on our beliefs as well as assumptions made by and information currently available to us. When used in this report, the words "anticipate", "believe", "estimate", "expect", "predict", "intend", "project" and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Among the key factors that may have a direct bearing on our results are set forth below.

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

      Operations and maintenance of our call center, distribution center, manufacturing facilities and management information systems involve substantial fixed costs. Paper and postage are significant components of our operating costs. Catalog mailings entail substantial paper, postage, and human resources costs, including costs associated with catalog development. If net sales are substantially below expectations, our results of operations will be adversely affected.

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


 Item 3.   Quantitative and Qualitative Disclosures About Market Risk
           ----------------------------------------------------------
      There have been no significant changes from items disclosed in Form 10-K for the six month period ended March 30, 2001.



                         PART II.  OTHER INFORMATION

 Item 1.   Legal Proceedings
           -----------------
      Periodically, we become involved in various claims and lawsuits incidental to our business. In management's opinion, any ultimate liability arising out of currently pending claims will not have a material adverse effect on our financial condition or results of operations. However, any claims substantially in excess of our insurance coverage, or any substantial claim that may not be covered by insurance or any significant monetary settlement, could have a material adverse effect on our financial condition
 or results of operations.          .

 Item 2.   Changes in Securities and Proceeds
           ----------------------------------
      None.

 Item 3.   Defaults Upon Senior Securities
           -------------------------------
      (a)  Not applicable.

      (b)  Not applicable.

 Item 4.   Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
      None.

 Item 5.   Other Information
           -----------------
      None.


 Item 6.   Exhibits and Reports on Form 8-K
           --------------------------------

         Exhibit
           Nbr.                Description of Exhibit
         -------               ----------------------
(a) (1) Exhibit  3.1      Amended and Restated Certificate of
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

 Dated: August 7, 2001

                               SPORT SUPPLY GROUP, INC.


                               By: /s/ John P. Walker
                               --------------------------
                               John P. Walker
                               President


                               By: /s/ Robert K. Mitchell
                               --------------------------
                               Robert K. Mitchell
                               Chief Financial Officer