Form 10-Q
period 2001-09-28
SPORT SUPPLY GROUP INC
filed 2001-11-13
CIK 872855

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

 (Mark One)

   [ x ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 28, 2001.

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

      Indicated below is the number of shares outstanding of each class of the registrant's common stock as of November 13, 2001.

  Title of Each Class of Common Stock                  Number Outstanding
  -----------------------------------                  ------------------
    Common Stock, $0.01 par value                       8,914,606 shares

                         PART I. FINANCIAL INFORMATION


 Item 1.   Financial Statements.
           ---------------------

 Index to Consolidated Financial Statements                   Page
 ------------------------------------------                   ----
 Consolidated Balance Sheets (Unaudited)                        3

 Consolidated Statements of Operations (Unaudited)              4

 Consolidated Statements of Cash Flows (Unaudited)              5

 Notes to Consolidated Financial Statements (Unaudited)         6


                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                  September 28,    March 30,
                                                       2001          2001
                                                   -----------    -----------
                                                   (Unaudited)
 CURRENT ASSETS :
    Cash and equivalents                          $    483,088   $  1,271,096
    Accounts receivable:
       Trade, less allowance for doubtful
       accounts of $1,109,000 at September 28,
       2001 and $929,000 at March 30, 2001          18,199,200     19,128,835
       Other                                           484,607        287,866
    Inventories, net                                17,500,342     21,050,539
    Other current assets                               989,706        847,212
    Deferred tax assets                              1,678,949      1,418,835
                                                   -----------    -----------
       Total current assets                         39,335,892     44,004,383
                                                   -----------    -----------
 DEFERRED CATALOG EXPENSES                           1,510,812      2,436,756

 PROPERTY, PLANT AND EQUIPMENT :
    Land                                                 8,663          8,663
    Buildings                                        1,605,102      1,605,102
    Computer Equipment & Software                   11,758,498     11,635,763
    Machinery and equipment                          6,368,912      6,397,134
    Furniture and fixtures                           1,542,909      1,540,484
    Leasehold improvements                           2,444,110      2,434,451
                                                   -----------    -----------
                                                    23,728,194     23,621,597
    Less -- Accumulated depreciation
      and amortization                             (13,240,744)   (12,214,075)
                                                   -----------    -----------
                                                    10,487,450     11,407,522
                                                   -----------    -----------
 DEFERRED TAX ASSETS                                 4,081,390      4,081,390

 COST IN EXCESS OF NET ASSETS ACQUIRED,
    less accumulated amortization of
    $2,029,000 at September 28, 2001 and
    $1,887,000 at March 30, 2001                     7,584,474      7,726,516

 TRADEMARKS, less accumulated amortization
   of $1,743,000 at September 28, 2001 and
   $1,646,000 at March 30, 2001                      3,097,615      3,192,523

 OTHER ASSETS, less accumulated amortization
   of $520,000 at September 28, 2001 and
   $655,000 at March 30, 2001                          736,819        735,254
                                                   -----------    -----------
                                                  $ 66,834,452   $ 73,584,344
                                                   ===========    ===========

 CURRENT LIABILITIES :
    Accounts payable                              $  8,626,608   $ 13,613,835
    Other accrued liabilities                        3,132,895      1,929,357
    Notes payable and capital lease
      obligations, current portion                      72,786         78,604
                                                   -----------    -----------
          Total current liabilities                 11,832,289     15,621,796
                                                   -----------    -----------
 NOTES PAYABLE AND CAPITAL LEASE
   OBLIGATIONS, net of current portion              15,028,261     17,333,451

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY :
    Preferred stock, par value $0.01, 100,000
      shares authorized, no shares outstanding               -              -
    Common stock, par value $0.01, 20,000,000
      shares authorized, 9,359,759 shares issued
      at September 28, 2001 and March 30, 2001
      8,914,606 shares outstanding at September
      28, 2001 and March 30, 2001                       93,598         93,598
    Additional paid-in capital                      48,099,109     48,099,109
    Accumulated deficit                             (4,417,523)    (3,762,328)
    Treasury stock, at cost, 445,153 shares at
      September 28, 2001 and March 30, 2001         (3,801,282)    (3,801,282)
                                                   -----------    -----------
                                                    39,973,902     40,629,097
                                                   -----------    -----------
                                                  $ 66,834,452   $ 73,584,344
                                                   ===========    ===========

 The accompanying notes are an integral part of these financial statements.


                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                    - For The Three Months Ended -  - For The Six Months Ended -
                                     September 28,   September 29,  September 28,  September 29,
                                          2001            2000           2001           2000
                                      -----------     -----------    -----------     -----------
 Net revenues                        $ 28,244,583    $ 31,967,618   $ 56,199,814    $ 62,724,282

 Cost of sales                         20,356,103      23,052,023     40,371,975      44,408,202
                                      -----------     -----------    -----------     -----------
 Gross profit                           7,888,480       8,915,595     15,827,839      18,316,080

 Selling, general &
   administrative expenses              8,059,687       9,331,405     16,177,837      18,498,520
 Internet expenses                         75,090         720,034        162,143       1,034,827

   Operating loss                        (246,297)     (1,135,844)      (512,141)     (1,217,267)

 Interest expense                        (261,333)       (643,984)      (593,698)     (1,089,386)

 Other income (expense), net                 (202)         16,937         75,176          15,033
                                      -----------     -----------    -----------     -----------
   Loss before income taxes              (507,832)     (1,762,891)    (1,030,663)     (2,291,620)

 Benefit from income taxes                185,967         654,626        375,468         854,683
                                      -----------     -----------    -----------     -----------
 Net loss                            $   (321,865)   $ (1,108,265)  $   (655,195)   $ (1,436,937)
                                      ===========     ===========    ===========     ===========
 Loss per share:

   Net loss - basic                  $      (0.04)   $      (0.15)  $      (0.07)   $      (0.20)
                                      ===========     ===========    ===========     ===========
   Net loss - diluted                $      (0.04)   $      (0.15)  $      (0.07)   $      (0.20)
                                      ===========     ===========    ===========     ===========

 Weighted average number of common
   shares outstanding - basic           8,914,606       7,275,949      8,914,606       7,272,570
                                      ===========     ===========    ===========     ===========
 Weighted average number of common
   shares outstanding - diluted         8,914,606       7,275,949      8,914,606       7,272,570
                                      ===========     ===========    ===========     ===========

 The accompanying notes are an integral part of these financial statements.


                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                  - For The Six Months Ended -
                                                  September 28,  September 29,
                                                       2001           2000
                                                   -----------    -----------
 CASH FLOWS FROM OPERATING ACTIVITIES :
   Net loss                                           (655,195)    (1,436,937)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                  1,328,261      1,465,245
      Provision for accounts receivable                157,283         75,577
      Changes in assets and liabilities:
         (Increase) decrease in accounts receivable    575,611        663,183
         (Increase) decrease in inventories          3,550,197      3,647,697
         (Increase) decrease in deferred catalog
           expenses and other current assets           783,450      1,428,031
         (Increase) decrease in income
           tax receivable                                    -      1,354,940
         (Increase) decrease in other assets           (62,221)      (388,425)
         (Increase) decrease in deferred tax assets   (260,114)    (1,044,686)
         Increase (decrease) in accounts payable    (4,987,227)      (493,781)
         Increase (decrease) in accrued liabilities  1,203,538       (202,114)
                                                   -----------    -----------
   Net cash provided by operating activites          1,633,583      5,068,730
                                                   -----------    -----------

 CASH FLOWS FROM INVESTING ACTIVITIES :
   Acquisitions of property, plant & equipment        (110,583)      (481,451)
                                                   -----------    -----------
   Net cash used in investing activities              (110,583)      (481,451)
                                                   -----------    -----------

 CASH FLOWS FROM FINANCING ACTIVITIES :
   Payments of notes payable and capital
     lease obligations                              (2,311,008)    (4,856,151)
   Proceeds from common stock issuances                      -         29,377
                                                   -----------    -----------
   Net cash used in financing activities            (2,311,008)    (4,826,774)
                                                   -----------    -----------

 NET CHANGE IN CASH AND EQUIVALENTS                   (788,008)      (239,495)

 Cash and equivalents, beginning of period           1,271,096        351,512
                                                   -----------    -----------
 Cash and equivalents, end of period              $    483,088   $    112,017
                                                   ===========    ===========


 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid during the period for interest         $    656,664   $  1,070,323
                                                   ===========    ===========
 Cash paid (received) during the period
   for income taxes                               $     60,390   $ (1,143,551)
                                                   ===========    ===========

 The accompanying notes are an integral part of these financial statements.


                   SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 28, 2001
                                   (Unaudited)


 Basis of Presentation
 ---------------------
      These consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of Sport Supply Group, Inc.'s ("SSG") consolidated financial position as of September 28, 2001 and the results of its operations for the three and six month periods ended September 28, 2001 and September 29, 2000.

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

 Note 1 - Inventories
 --------------------
      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out and weighted-average cost methods for items manufactured by us and weighted-average cost for items purchased for resale. As of September 28, 2001 and March 30, 2001, inventories consisted of the following:

                                            September 28,         March 30,
                                                 2001               2001
                                             -----------        -----------
  Raw materials                             $  2,683,997       $  3,727,855
  Work-in-progress                               558,143            376,683
  Finished and purchased goods                15,458,158         18,226,706
                                            -----------        -----------
                                              18,700,298         22,331,244
  Less  inventory allowance for obsolete
    or slow moving items                     (1,199,956)        (1,280,705)
                                             -----------        -----------
   Inventories, net                         $ 17,500,342       $ 21,050,539
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

      The following table contains transactional data for our stock option plan.

                                                  For The Six Months Ended
                                               September 28,    September 29,
                                                   2001             2000
                                                 -------          ---------
 Options outstanding - beginning of period       906,929          1,097,199
 Options granted                                  20,000                  0
 Options exercised                                     0                  0
 Options forfeited                                (7,375)          (169,333)
                                                 -------          ---------
 Options outstanding - end of period             919,554            927,866
                                                 =======          =========

 Weighted average exercise prices                  $7.52              $7.64
                                                 =======          =========


                     Stock Options Outstanding      Stock Options Exercisable
                    ------------------------------  -------------------------
                              Wtd. Avg.  Wtd. Avg.                Wtd. Avg.
    Range of                 Remaining   Exercise                 Exercise
 Exercise Prices    Shares     Life        Price      Shares        Price
 ---------------    ------   ---------   ---------    -------     ---------
 $1.38 - $9.44     919,554    6.7 yrs      $7.52      882,886       $8.24


 Note 3 - Notes Payable and Capital Lease Obligations
 ----------------------------------------------------
      As of September 28, 2001 and March 30, 2001, notes payable and capital lease obligations consisted of the following:

                                                   September 28,    March 30,
                                                       2001           2001
                                                    ----------     ----------
 Note payable under revolving line of
   credit,Interest ranging from prime
   minus 0.25% to prime plus 1.0%
   (6.50% at September 28, 2001 and
   8.50% at March 30, 2001) or
   LIBOR plus 2.5% (6.26% at
   September 28, 2001), due March
   27, 2004, collateralized by
   substantially all assets.                       $14,845,211    $17,088,314

 Capital lease obligation, interest
   at 9.0%, payable in annual
   installments of principal and
   interest totaling $55,000 through
   August 2005.                                        158,682        196,038

 Other                                                  97,154        127,703
                                                    ----------     ----------
      Total                                         15,101,047     17,412,005
 Less - current portion                                (72,786)       (78,604)
                                                    ----------     ----------
   Long-term notes payable and
     capital lease obligations, net                $15,028,261    $17,333,451
                                                    ==========     ==========

      We have a three-year Loan and Security Agreement with Congress Financial Corporation to finance our working capital requirements through March 2004. This agreement provides for revolving loans and letters of credit which, in the aggregate, cannot exceed the lesser of $25 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivable and inventories. Amounts outstanding under the senior credit facility are secured by substantially all the assets of the Sport Supply Group, Inc. and its subsidiaries. At September 28, 2001 the available borrowings under this agreement were approximately $18.6 million of which approximately $14.8 million was outstanding. Pursuant to the Loan and Security Agreement, we are restricted from, among other things, paying cash dividends and entering into certain transactions without the lender's prior consent.

 Note 4 - Capital Structure
 --------------------------
      As of September 28, 2001, our issued and outstanding capital stock consisted solely of common stock. We have 919,554 options outstanding under the stock option plan with exercise prices ranging from $1.38 to $9.44 per share, and 1,000,000 warrants outstanding with an exercise price of $7.50 per share. The warrants are scheduled to expire on December 10, 2001. If the options and warrants were exercised, all holders would have rights similar to common shareholders.


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

      The following table sets forth the computation of basic and diluted loss per share:


                         For the Three Months Ended   For the Six Months Ended
                         --------------------------- ---------------------------
                         September 28, September 29, September 28, September 29,
                              2001          2000          2001          2000
                            ---------     ---------     ---------     ---------
 Numerator:
 ----------
 Net loss                   ($321,865)  ($1,108,265)    ($655,195)  ($1,436,937)
                            =========     =========     =========     =========
 Denominator:
 ------------
 Weighted average common
 shares - basic             8,914,606     7,275,949     8,914,606     7,272,570
                            =========     =========     =========     =========
 Effect of dilutive
 securities:
 Warrants                           0             0             0             0
 Employee stock options             0             0             0             0
                            ---------     ---------     ---------     ---------
 Weighted average common
 shares - diluted           8,914,606     7,275,949     8,914,606     7,272,570
                            =========     =========     =========     =========
 Per Share Calculations:

 Net loss - basic              ($0.04)       ($0.15)       ($0.07)       ($0.20)
                            =========     =========     =========     =========
 Net loss - diluted            ($0.04)       ($0.15)       ($0.07)       ($0.20)
                            =========     =========     =========     =========

 Securites excluded from
 weighted average common
 shares diluted because
 their effect would be
 antidilutive               1,919,554     2,027,866     1,919,554     2,027,866



 Note 6 - Recently Announced Accounting Pronouncements
 -----------------------------------------------------
      In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which requires that goodwill not be amortized but instead be tested for impairment at least annually by reporting unit. We intend to adopt SFAS 142 effective March 30, 2002. We are still in the process of evaluating the relevant provisions of SFAS 142 and have not yet determined whether SFAS 142 will have an immediate effect on the financial statements upon adoption. However amortization of goodwill, which amounts to approximately $142,000 for the six month period ended September 28, 2001 and approximately $71,000 for the three month period ended September 28, 2001, before any tax effects, will cease upon adoption of SFAS 142.

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

      On September 30, 2000, we adopted the provisions of the Emerging Issues Task Force, EITF 00-10, Accounting for Shipping and Handling Fees and Costs. Prior to September 30, 2000, we netted shipping fees against shipping costs. The net difference was included in cost of sales in our consolidated statements of operations. The provisions of EITF 00-10 provide that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and should be classified as revenue. Accordingly, for the three and six month periods ended September 28, 2001, we classified shipping and handling fees of approximately $1.4 million and $3.0 million, respectively, as revenues in our consolidated statements of operations. The three month and six month periods ended September 29, 2000 have also been restated, resulting in shipping and handling fees of approximately $1.5 million and $3.2 million, respectively, being classified as revenues in our consolidated statements of operations.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
           ---------------------------------------------------------------

 Results of Operations
 ---------------------
 Net Revenues. Net revenues decreased approximately $3.7 million (11.7%) and approximately $6.5 million (10.4%) for the three and six month periods ended September 28, 2001 as compared to the three and six month periods ended September 29, 2000. The decrease in net revenues is primarily the result of a general slow-down in the economy, a reduced participation in traditional youth sports, such as baseball, and continuing competitive pressures in the marketplace. Net revenues also declined because we discontinued selling certain unprofitable and low margin product lines.

 Gross Profit. Gross profit decreased approximately $1.0 million (11.5%) and approximately $2.5 million (13.6%) for the three and six month periods ended September 28, 2001 as compared to the three and six month periods ended September 29, 2000. As a percentage of net revenues, gross profit remained the same at 27.9% for the three month period and decreased to 28.2% from 29.2% for the six month period ended September 28, 2001 as compared to the three and six month periods ended September 29, 2000. During the quarter ended September 28, 2001 we exited the manufacturing of certain product lines because some of these lines were not profitable or low margin and because other lines could be outsourced in a more cost effective manner. Included in cost of sales for the three and six month periods ended September 28, 2001 are approximately $510,000 of nonrecurring facility exit expenses. These nonrecurring expenses include facility exit costs, employee severance and inventory reserves. Without these nonrecurring costs, gross profit as a percentage of sales improved 1.8% for the three month period ended September 28, 2001, and decreased 0.2% for the six month period ended September 28, 2001 as compared to the three and six month periods ended September 29, 2000. This increase in gross profit as a percentage of sales for the three month period ended September 28, 2001 resulted from improved pricing and manufacturing efficiencies.

 Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased approximately $1.3 million (13.6%) and $2.3 million (12.6%) for the three and six month periods ended September 28, 2001 as compared to the three and six month periods ended September 29, 2000. As a percentage of net revenues, selling, general and administrative expenses decreased to 28.5% from 29.2% for the three month period ended September 28, 2001 and to 28.8% from 29.5% for the six month period ended September 28, 2001 as compared to the three and six month periods ended September 29, 2000. The decrease in selling, general and administrative expenses for the six month period is primarily a result of the following:

 (i.) A decrease in payroll related expense of approximately $1.1 million for the six month period ended September 28, 2001 as compared to the six month period ended September 29, 2000. This is a result of reduced headcount, primarily in the sales and sales administration areas.

 (ii.) A  decrease  in  selling  and  promotional  expense  of  approximately
      $748,000 for the six month period ended September 28, 2001 as compared to the six month period ended September 29, 2000. This decrease is primarily a result of lower catalog expense.

 (iii.) A decrease in tax expense of approximately $159,000 for the six month period ended September 28, 2001 as compared to the six month period ended September 29, 2000. This decrease is primarily a result of lower sales & use tax expense.

 (iv.) A  decrease in depreciation and  amortization expense of approximately
      $121,000 for the six month period ended September 28, 2001 as compared to the six month period ended September 29, 2000. This decrease is primarily a result of several assets reaching their full depreciation levels and lower amortization of loan fees.

 (v.) A decrease in facility  expense of approximately  $113,000 for the  six month period ended September 28, 2001 as compared to the six month period ended September 29, 2000. This decrease is primarily a result of a reduction in rent expense and telephone expense.


      In fiscal 2000, we implemented cost reduction programs to reduce operating expenses by migrating customers to our fully integrated websites, reducing catalog and other selling expenditures, renegotiating certain leases and contracts, consolidating operations, and reducing staff. Most of the selling, general & administrative expense decreases are a result of these cost reduction initiatives.

 Internet Expense. Internet related expenses decreased approximately $645,000 and approximately $873,000 for the three and six month periods ended September 28, 2001 as compared to the three and six month periods ended September 29, 2000. These expenses are related to the continued support and enhancement of our websites and web development to post electronic catalogs on our websites. Internet expenses were significantly higher in fiscal 2000 as we were developing our e-commerce sites. The major portion of the website development effort was completed in fiscal 2000.

 Interest Expense. Interest expense decreased approximately $383,000 (59.4%) and approximately $496,000 (45.5%) for the three and six month periods ended September 28, 2001 as compared to the three and six month periods ended September 29, 2000. This decrease is due to lower overall borrowing levels and lower interest rates.

 Net Loss. Net loss decreased approximately $786,000 and $782,000 to $322,000 and $655,000, respectively, for the three and six month periods ended September 28, 2001 as compared to the three and six month periods ended September 29, 2000. Net loss per share decreased from $(0.15) to $(0.04) and from $(0.20) to $(0.07) for the three and six month periods ended September 28, 2001 as compared to the three and six month periods ended September 29, 2000.

 Liquidity and Capital Resources
 -------------------------------
      Our working capital decreased approximately $879,000 during the six month period ended September 28, 2001, from $28.4 million at March 30, 2001 to $27.5 million at September 28, 2001. The decrease in working capital is primarily a result of a decrease in inventories of approximately $3.6 million, an increase in accrued liabilities of approximately $1.2 million and a decrease in trade accounts receivable of approximately $930,000. These working capital decreases were partially offset by a decrease in trade payables of $5.0 million.

      We have a three-year Loan and Security Agreement with Congress Financial Corporation to finance our working capital requirements through March 2004. This agreement provides for revolving loans and letters of credit which, in the aggregate, cannot exceed the lesser of $25 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivable and inventories. Amounts outstanding under the senior credit facility are secured by substantially all the assets of the Sport Supply Group, Inc. and its subsidiaries. At September 28, 2001 the available borrowings under this agreement were approximately $18.6 million of which approximately $14.8 million was outstanding. Pursuant to the Loan and Security Agreement, we are restricted from, among other things, paying cash dividends and entering into certain transactions without the lender's prior consent.

      We believe we can satisfy our short-term and long-term working capital requirements to support our current operations from borrowings under our credit facility and cash flows from operations.

      We do not currently have any significant commitments for capital expenditures.

      On May 28, 1997, the Board of Directors approved the repurchase of up to 1,000,000 shares of our issued and outstanding common stock in the open market and/or privately negotiated transactions. On October 28, 1998, the Board of Directors approved a second repurchase program of up to an additional 1,000,000 shares of our issued and outstanding common stock in the open market and/or privately negotiated transactions. As of September 28, 2001, we repurchased approximately 1,333,000 shares of our issued and outstanding common stock in the open market and privately negotiated transactions. Any future purchases will be subject to price and availability of shares, working capital availability and any alternative capital spending programs. Our bank agreement currently prohibits the repurchase of any additional shares without the bank's prior consent.

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

      Future trends for revenues and profitability remain difficult to predict. We continue to face many risks and uncertainties, including:

      1. general and specific market and economic conditions;
      2. reduced sales to the United States Government due to changes in Government spending;
      3. unanticipated disruptions or slowdowns;
      4. high fixed costs;
      5. competitive factors;
      6. risk of nonpayment of accounts receivable; and
      7. foreign supplier related issues.

      The general economic condition in the U.S. could affect pricing and availability on raw materials such as metals, petroleum and other commodities used in manufacturing certain products and certain purchased finished goods as well as transportation costs. Recently, increasing fuel prices have increased our cost of freight and the cost of petroleum based products such as foam and vinyl. In addition, the price of leather, which is a component of many of our products such as baseballs, gloves, basketballs, footballs, weightlifting belts, etc., has increased recently due to supply shortages caused by the hoof and mouth disease among cattle. If these cost increases continue, we will be forced to increase prices or recognize lower margins. Any material price increases to the customer could have an adverse effect on revenues and any price increases from vendors could have an adverse effect on our costs. Professional sports have a significant impact on the market conditions for each individual sport. Collective bargaining, labor disputes, lockouts or strikes by a progessional sport (particularly Major League Baseball) could have a negative impact on our revenues.

      Approximately 7% of our fiscal year 2001 sales were made to the U.S. Government, a majority of which were made to military installations. Anticipated changes in U.S. Government spending could impact funds available to various government customers for sports related equipment, which could affect our results of operations.

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

      The institutional market for sporting goods and leisure products is highly competitive and there are no significant barriers to enter this market. The size of this market has encouraged the entry of new competitors as well as increased competition from established companies. We are facing significant competition. These competitors include large retail operations that also sell to the institutional market, other catalog and direct marketing companies, team dealers, and Internet sellers. Increased competition could result in pricing pressures, increased marketing expenditures and loss of market share and could have a material adverse effect on our results of operations.

      We continue to closely monitor orders and the creditworthiness of our customers. We have made allowances for the amount we believe to be adequate to properly reflect the risk to accounts receivable; however, unforeseen market or economic conditions may compel us to increase the allowances.

      We derive a significant portion of our revenues from sales of products purchased directly from foreign suppliers located primarily in the Far East. In addition, we believe foreign manufacturers produce many of the products we purchase from domestic suppliers. We are subject to risks of doing business abroad, including delays in shipments, adverse fluctuations in foreign currency exchange rates, increases in import duties, decreases in quotas, changes in custom regulations, acts of God (such as earthquakes), war and political turmoil. The occurrence of any one or more of the foregoing could adversely affect our operations.


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

 -----------------------------
 ( * )   =      Filed Herewith

                               SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Dated: November 13, 2001

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