Form 10-Q
period 2001-12-28
SPORT SUPPLY GROUP INC
filed 2002-02-11
CIK 872855

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

 (Mark One)

   [ x ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 28, 2001.

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

      Indicated below is the number of shares outstanding of each class of the registrant's common stock as of February 11, 2002.

  Title of Each Class of Common Stock                  Number Outstanding
  -----------------------------------                  ------------------
    Common Stock, $0.01 par value                       8,914,606 shares

                         PART I. FINANCIAL INFORMATION


 Item 1.   Financial Statements.


 Index to Consolidated Financial Statements                   Page
 ------------------------------------------                   ----
 Consolidated Balance Sheets (Unaudited)                        3

 Consolidated Statements of Operations (Unaudited)              4

 Consolidated Statements of Cash Flows (Unaudited)              5

 Notes to Consolidated Financial Statements (Unaudited)         6


                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                   December 28,    March 30,
                                                       2001           2001
                                                   -----------    -----------
                                                    (unaudited)
 CURRENT ASSETS :
    Cash and equivalents                          $    680,644   $  1,271,096
    Accounts receivable:
       Trade, less allowance for doubtful
       accounts of $996,000 at December 28,
       2001 and $929,000 at March 30, 2001          11,928,134     19,128,835
       Other                                           319,053        287,866
    Inventories, net                                20,322,104     21,050,539
    Other current assets                               652,565        847,212
    Deferred tax assets                              1,418,835      1,418,835
                                                   -----------    -----------
       Total current assets                         35,321,335     44,004,383
                                                   -----------    -----------
 DEFERRED CATALOG EXPENSES                           1,768,136      2,436,756

 PROPERTY, PLANT AND EQUIPMENT :
    Land                                                 8,663          8,663
    Buildings                                        1,605,102      1,605,102
    Computer Equipment & Software                   11,874,817     11,635,763
    Machinery and equipment                          6,370,578      6,397,134
    Furniture and fixtures                           1,679,903      1,540,484
    Leasehold improvements                           2,459,177      2,434,451
                                                   -----------    -----------
                                                    23,998,240     23,621,597
    Less -- Accumulated depreciation
      and amortization                             (13,712,231)   (12,214,075)
                                                   -----------    -----------
                                                    10,286,009     11,407,522
                                                   -----------    -----------
 DEFERRED TAX ASSETS                                 4,081,390      4,081,390

 COST IN EXCESS OF NET ASSETS ACQUIRED,
    less accumulated amortization of
    $2,100,000 at December 28, 2001 and
    $1,887,000 at March 30, 2001                     7,513,453      7,726,516

 TRADEMARKS, less accumulated amortization
   of $1,785,000 at December 28, 2001 and
   $1,646,000 at March 30, 2001                      3,061,823      3,192,523

 OTHER ASSETS, less accumulated amortization
   of $552,000 at December 28, 2001 and
   $655,000 at March 30, 2001                          717,796        735,254
                                                   -----------    -----------
                                                  $ 62,749,942   $ 73,584,344
                                                   ===========    ===========
 CURRENT LIABILITIES :
    Accounts payable                                 7,837,959     13,613,835
    Other accrued liabilities                        3,527,272      1,929,357
    Notes payable and capital lease
      obligations, current portion                      72,786         78,604
                                                   -----------    -----------
          Total current liabilities                 11,438,017     15,621,796
                                                   -----------    -----------
 NOTES PAYABLE AND CAPITAL LEASE
   OBLIGATIONS, net of current portion              15,033,078     17,333,451

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY :
    Preferred stock, par value $0.01, 100,000
      shares authorized, no shares outstanding               -              -
    Common stock, par value $0.01, 20,000,000
      shares authorized, 9,359,759 shares issued
      at December 28, 2001 and March 30, 2001
      8,914,606 shares outstanding at December
      28, 2001 and March 30, 2001                       93,598         93,598
    Additional paid-in capital                      48,099,109     48,099,109
    Accumulated deficit                             (8,112,578)    (3,762,328)
    Treasury stock, at cost, 445,153 shares at
      December 28, 2001 and March 30, 2001          (3,801,282)    (3,801,282)
                                                   -----------    -----------
                                                    36,278,847     40,629,097
                                                   -----------    -----------
                                                  $ 62,749,942   $ 73,584,344
                                                   ===========    ===========

 The accompanying notes are an integral part of these financial statements.


                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)



                                    - For The Three Months Ended -  - For The Nine Months Ended -
                                      December 28,    December 29,   December 28,    December 29,
                                          2001            2000           2001            2000
                                      -----------     -----------    -----------     -----------
 Net revenues                        $ 17,042,624    $ 18,201,302   $ 73,242,437    $ 80,925,584

 Cost of sales                         12,210,696      13,284,699     52,582,671      57,692,901
                                      -----------     -----------    -----------     -----------
   Gross profit                         4,831,928       4,916,603     20,659,766      23,232,683


 Selling, general &
   administrative expenses              7,836,683       7,816,746     24,014,519      26,315,266
 Internet expenses                        107,643          94,072        269,786       1,128,899
                                      -----------     -----------    -----------     -----------
   Operating loss                      (3,112,398)     (2,994,215)    (3,624,539)     (4,211,482)


 Interest expense                        (218,559)       (533,441)      (812,257)     (1,622,827)

 Other income (expense), net               11,370           1,659         86,546          16,692
                                      -----------     -----------    -----------     -----------
   Loss before income taxes            (3,319,587)     (3,525,997)    (4,350,250)     (5,817,617)

 Income tax (expense) benefit            (375,468)      1,298,351              -       2,153,034
                                      -----------     -----------    -----------     -----------
 Net loss                            $ (3,695,055)   $ (2,227,646)  $ (4,350,250)   $ (3,664,583)
                                      ===========     ===========    ===========     ===========

 Loss per share:

   Net loss - basic                  $      (0.41)   $      (0.31)  $      (0.49)   $      (0.50)
                                      ===========     ===========    ===========     ===========

   Net loss - diluted                $      (0.41)   $      (0.31)  $      (0.49)   $      (0.50)
                                      ===========     ===========    ===========     ===========
 Weighted average number of common
   shares outstanding - basic           8,914,606       7,279,165      8,914,606       7,279,165

 Weighted average number of common
   shares outstanding - diluted         8,914,606       7,279,165      8,914,606       7,279,165
                                      ===========     ===========    ===========     ===========

 The accompanying notes are an integral part of these financial statements.


                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                 - For The Nine Months Ended -

                                                   December 28,   December 29,
                                                       2001           2000
                                                   -----------    -----------
 CASH FLOWS FROM OPERATING ACTIVITIES :
   Net loss                                       $ (4,350,250)  $ (3,664,583)
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                  1,949,501      2,255,085
      Provision for accounts receivable                222,973        154,278
      Changes in assets and liabilities:
         (Increase) decrease in accounts receivable  6,946,541      7,967,629
         (Increase) decrease in inventories            728,435       (770,270)
         (Increase) decrease in deferred catalog
           expenses and other current assets           863,267      1,256,451
         (Increase) decrease in income
           tax receivable                                    -      1,354,940
         (Increase) decrease in other assets           (81,012)      (431,618)
         (Increase) decrease in deferred tax assets          -     (2,120,748)
         Increase (decrease) in accounts payable    (5,775,876)        76,156
         Increase (decrease) in accrued liabilities  1,597,915       (931,437)
                                                   -----------    -----------
   Net cash provided by operating activites          2,101,494      5,145,883
                                                   -----------    -----------

 CASH FLOWS FROM INVESTING ACTIVITIES :
   Acquisitions of property, plant & equipment        (385,755)      (542,473)
                                                   -----------    -----------
   Net cash used in investing activities              (385,755)      (542,473)
                                                   -----------    -----------

 CASH FLOWS FROM FINANCING ACTIVITIES :
   Payments of notes payable and capital
     lease obligations                              (2,306,191)    (4,545,974)
   Proceeds from common stock issuances                      -         37,238
                                                   -----------    -----------
   Net cash used in financing activities            (2,306,191)    (4,508,736)
                                                   -----------    -----------
 NET CHANGE IN CASH AND EQUIVALENTS                   (590,452)        94,674

 Cash and equivalents, beginning of period           1,271,096        351,512
                                                   -----------    -----------
 Cash and equivalents, end of period              $    680,644   $    446,186
                                                   ===========    ===========


 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid during the period for interest         $    871,026   $  1,616,683
                                                   ===========    ===========
 Cash paid (received) during the period
   for income taxes                               $     52,351   $ (1,112,160)
                                                   ===========    ===========


 The accompanying notes are an integral part of these financial statements.


                   SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 28, 2001
                                  (Unaudited)

 Basis of Presentation
 ---------------------
      These consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of Sport Supply Group, Inc.'s ("SSG") consolidated financial position as of December 28, 2001 and the results of its operations for the three and nine month periods ended December 28, 2001 and December 29, 2000.

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

 Note 1 - Inventories
 --------------------
      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out and weighted-average cost methods for items manufactured by us and weighted-average cost for items purchased for resale. As of December 28, 2001 and March 30, 2001, inventories consisted of the following:

                                             December 28,        March 30,
                                                 2001              2001
                                             -----------        -----------
   Raw materials                            $  2,429,002       $  3,727,855
   Work-in-progress                              343,801            376,683
   Finished and purchased goods               18,843,179         18,226,706
                                             -----------        -----------
                                              21,615,982         22,331,244
   Less inventory allowance for obsolete
     or slow moving items                     (1,293,878)        (1,280,705)
                                             -----------        -----------
   Inventories, net                         $ 20,322,104       $ 21,050,539
                                             ===========        ===========

 Note 2 - Stock Options
 ----------------------
      We maintain a stock option plan that provides up to 2,000,000 shares of common stock for awards of incentive and non-qualified stock options to directors and employees. Under the stock option plan, the exercise price of options will not be less than: (i.) the fair market value of the common stock at the date of grant; or (ii.) 110% of the fair market value for incentive stock options granted to certain employees, as more fully described in the Amended and Restated Stock Option Plan. Options expire ten years from the grant date, or five years from the grant date for incentive stock options granted to certain employees, or such earlier date as determined by the Board of Directors (or a Stock Option Committee comprised of members of the Board of Directors).

      The following table contains transactional data for our stock option plan.

                                                 For The Nine months Ended
                                                 -------------------------
                                               December 28,      December 29,
                                                  2001               2000
                                                 -------          ---------
 Options  outstanding  - beginning of period     906,929          1,097,199
 Options granted                                  26,250              6,250
 Options exercised                                     0                  0
 Options forfeited                                (9,875)          (180,333)
                                                 -------          ---------
 Options outstanding - end of period             923,304            923,116
                                                 =======          =========
 Weighted average exercise prices                  $7.47              $7.60
                                                 =======          =========


                     Stock Options Outstanding      Stock Options Exercisable
                    ------------------------------  -------------------------
                              Wtd. Avg.  Wtd. Avg.                Wtd. Avg.
    Range of                 Remaining   Exercise                 Exercise
 Exercise Prices    Shares     Life        Price      Shares        Price
 ---------------    ------   ---------   ---------    -------     ---------
 $0.95 - $9.44     923,304    6.7 yrs.     $7.47      893,303       $8.24



 Note 3 - Notes Payable and Capital Lease Obligations
 ----------------------------------------------------
      As of December 28, 2001 and March 30, 2001, notes payable and capital lease obligations consisted of the following:


                                                   December 28,     March 30,
                                                       2001           2001
                                                    ----------     ----------
 Note payable under revolving line of credit,
   Interest based on prime (4.75% at December 28,
   2001 and 8.50% at March 30, 2001) and LIBOR
   (4.41% at December 28, 2001), due March 27,
   2004, collateralized by substantially all
   assets.                                         $14,856,421    $17,088,314

 Capital lease obligation, interest at
   9.0%, payable in annual installments
   of principal and interest totaling
   $55,000 through August 2005.                        158,682        196,038

 Other                                                  90,761        127,703
                                                    ----------     ----------
      Total                                         15,105,864     17,412,005
 Less - current portion                                (72,786)       (78,604)
                                                    ----------     ----------
 Long-term notes payable and capital
   lease obligations, net                          $15,033,078    $17,333,451
                                                    ==========     ==========

      We have a Loan and Security Agreement with Congress Financial Corporation to finance our working capital requirements through March 2004. This agreement provides for revolving loans and letters of credit which, in the aggregate, cannot exceed the lesser of $25 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivable and inventories. Amounts outstanding under the senior credit facility are secured by substantially all the assets of the Sport Supply Group, Inc. and its subsidiaries. Pursuant to the Loan and Security Agreement, we are restricted from, among other things, paying cash dividends and entering into certain transactions without the lender's prior consent and we are required to maintain certain net worth levels.

 Note 4 - Capital Structure
 --------------------------
      As of December 28, 2001, our issued and outstanding capital stock consisted solely of common stock. We have 923,304 options outstanding under the stock option plan with exercise prices ranging from $.095 to $9.44 per share. If the options were exercised, all holders would have rights similar to common shareholders.


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

      The following table sets forth the computation of basic and diluted loss per share:


                          For the Three Months Ended   For the Nine months Ended
                          --------------------------   -------------------------
                           December 28, December 29,  December 28,  December 29,
                              2001          2000          2001          2000
                            ---------     ---------     ---------     ---------
 Numerator:
 ----------
 Net loss                 ($3,695,055)  ($2,227,646)  ($4,350,250)  ($3,664,583)
                            =========     =========     =========     =========
 Denominator:
 ------------
 Weighted average common
 shares - basic             8,914,606     7,279,165     8,914,606     7,279,165
                            =========     =========     =========     =========
 Effect of dilutive
 securities:
 Employee stock options             0             0             0             0
                            ---------     ---------     ---------     ---------

 Weighted average common
 shares - diluted           8,914,606     7,279,165     8,914,606     7,279,165
                            =========     =========     =========     =========
 Per Share Calculations:

 Net loss - basic              ($0.41)       ($0.31)      ($0. 49)       ($0.50)
                            =========     =========     =========     =========
 Net loss - diluted            ($0.41)       ($0.31)       ($0.49)       ($0.50)
                            =========     =========     =========     =========
 Securites excluded from
 weighted average common
 shares diluted because
 their effect would be
 antidilutive                 923,304     2,023,116       923,304     2,023,116



 Note 6 - Income Taxes
 ---------------------
      We have a net operating loss carryforward included in net deferred tax assets that can be used to offset future taxable income and can be carried forward for 15 to 20 years. As such, realization of our net deferred tax assets is dependent on generating sufficient taxable income, either through operations or tax planning strategies, prior to the expiration of the loss carryforwards. Based upon our operating results for the three and nine month periods ended December 28, 2001, we have not provided an income tax benefit related to our loss before income taxes. The amount of our existing net deferred tax assets considered realizable could be reduced or eliminated if their use becomes more restricted under the provisions of SFAS No. 109, "Accounting for Income Taxes".

 Note 7 - Recently Announced Accounting Pronouncements
 -----------------------------------------------------
      In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which requires that goodwill not be amortized but instead be tested for impairment at least annually by reporting unit. We intend to adopt SFAS 142 effective March 30, 2002. We are still in the process of evaluating the relevant provisions of SFAS 142 and have not yet determined whether SFAS 142 will have an immediate effect on the financial statements upon adoption. However amortization of goodwill, which amounted to approximately $71,000 for the three month period ended December 28, 2001 and approximately $213,000 for the nine month period ended December 28, 2001, before any tax effects, will cease upon adoption of SFAS 142.

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

      On September 30, 2000, we adopted the provisions of the Emerging Issues Task Force, EITF 00-10, Accounting for Shipping and Handling Fees and Costs. Prior to September 30, 2000, we netted shipping fees against shipping costs. The net difference was included in cost of sales in our consolidated statements of operations. The provisions of EITF 00-10 provide that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and should be classified as revenue. Accordingly, for the three and nine month periods ended December 28, 2001, we classified shipping and handling fees as revenues in our consolidated statements of operations. The three month and nine month periods ended December 29, 2000 have also been restated, resulting in shipping and handling fees being classified as revenues in our consolidated statements of operations.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 Results of Operations
 ---------------------
 Net Revenues. Net revenues decreased approximately $1.2 million (6.4%) and approximately $7.7 million (9.5%) for the three and nine month periods ended December 28, 2001 as compared to the three and nine month periods ended December 29, 2000. The decrease in net revenues was primarily the result of a general slow-down in the economy, reduced participation in traditional youth sports, a reduced sales force, mailing fewer catalogs, a reduction in sales to the U.S. Government, continuing competitive pressures in the marketplace, and the discontinuation of certain unprofitable and low margin product lines.

 Gross Profit. As a percentage of net revenues, gross profit increased to 28.4% from 27.0% for the three month period and decreased to 28.2% from 28.7% for the nine month period ended December 28, 2001 as compared to the three and nine month periods ended December 29, 2000. During the quarter ended September 28, 2001 we discontinued manufacturing certain product lines because some of these were not profitable, earned a low margin or could be sourced in a more cost effective manner. Included in cost of sales for the nine month period ended December 28, 2001 are approximately $510,000 of expenses related to discontinued product lines. These nonrecurring expenses include facility exit costs, employee severance and inventory reserves. In January 2002, we closed one of our manufacturing facilities in Anniston, Alabama and consolidated its operations with our other facilities. We anticipate that we will have additional nonrecurring facility exit expenses for this plant closure in the quarter and year ending March 29, 2002.

 Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased approximately $20,000 (0.3%) and $2.3 million (8.7%) for the three and nine month periods ended December 28, 2001 as compared to the three and nine month periods ended December 29, 2000. As a percentage of net revenues, selling, general and administrative expenses increased to 46.0% from 43.0% for the three month period ended December 28, 2001 and to 32.8% from 32.5% for the nine month period ended December 28, 2001 as compared to the three and nine month periods ended December 29, 2000. The decrease in selling, general and administrative expenses for the nine month period ended December 28, 2001 as compared to the nine month period ended December 29, 2000 was primarily a result of the following:

 (i.) A decrease in payroll related expense of approximately $1.1 million for the nine month period ended December 28, 2001 as compared to the nine month period ended December 29, 2000. This is a result of reduced headcount.

 (ii.) A decrease  in  selling  and  promotional  expenses  of  approximately
      $660,000 for the nine month period ended December 28, 2001 as compared to the nine month period ended December 29, 2000. This decrease is primarily a result of reduced catalog expenses.

 (iii.) A decrease in tax expense of approximately $173,000 for the nine month period ended December 28, 2001 as compared to the nine month period ended December 29, 2000. This decrease is primarily a result of lower sales & use tax expense.

 (iv.) A decrease in depreciation and amortization  expense of  approximately
      $241,000 for the nine month period ended December 28, 2001 as compared to the nine month period ended December 29, 2000. This decrease is primarily a result of assets reaching their full depreciation levels.

 (v.) A decrease in facility expense of approximately $114,000 for the nine month period ended December 28, 2001 as compared to the nine month period ended December 29, 2000. This decrease is primarily a result of a reduction in rent and telephone expenses.

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

 Internet Expense. Internet related expenses increased approximately $14,000 for the three month period and decreased approximately $859,000 for the nine month period ended December 28, 2001 as compared to the three and nine month periods ended December 29, 2000. These expenses are related to the continued support and enhancement of our websites and web development to post electronic catalogs on our websites. Internet expenses were significantly higher in fiscal 2000 as we were developing our e-commerce sites. The major portion of the website development effort was completed in fiscal 2000.

 Interest Expense. Interest expense decreased approximately $315,000 (59.0%) and approximately $811,000 (50.0%) for the three and nine month periods ended December 28, 2001 as compared to the three and nine month periods ended December 29, 2000. This decrease is due to lower overall borrowing levels and interest rates.

 Income Tax (Expense) Benefit. Income taxes for the three and nine month periods ended December 28, 2001 were an expense of approximately $375,000 and $0, respectively, as compared to a benefit of $1.3 million and a benefit of $2.2 million for the three and nine month periods ended December 29, 2000, respectively. We have a net operating loss carryforward included in net deferred tax assets that can be used to offset future taxable income and can be carried forward for 15 to 20 years. As such, realization of our net deferred tax assets is dependent on generating sufficient taxable income, either through operations or tax planning strategies, prior to the expiration of loss carryforwards. Based upon our operating results for the three and nine month periods ended December 28, 2001, we have not provided an income tax benefit related to our loss before income taxes. The amount of our existing net deferred tax assets considered realizable could be reduced or eliminated if their use becomes more restricted under the provisions of SFAS No. 109, "Accounting for Income Taxes".

 Net Loss. Net loss increased approximately $1.5 million and $686,000 to $3.7 million and $4.4 million, respectively, for the three and nine month periods ended December 28, 2001 as compared to the three and nine month periods ended December 29, 2000. Net loss per share increased from $(0.31) to $(0.41) and decreased from $(0.50) to $(0.49) for the three and nine month periods ended December 28, 2001 as compared to the three and nine month periods ended December 29, 2000. The primary reason for the increase in net loss in because we did not provide an income tax benefit related to our loss as we did for the three and nine month periods ended December 29, 2000.

 Liquidity and Capital Resources
 -------------------------------
      Our working capital decreased approximately $4.5 million during the nine month period ended December 28, 2001, from $28.4 million at March 30, 2001 to $23.9 million at December 28, 2001. The decrease in working capital is primarily a result of a decrease in trade accounts receivable of approximately $7.2 million, an increase in accrued liabilities of approximately $1.6 million, partially offset by a decrease in trade payables of approximately $5.8 million.

      We have a Loan and Security Agreement with Congress Financial Corporation to finance our working capital requirements through March 2004. This agreement provides for revolving loans and letters of credit which, in the aggregate, cannot exceed the lesser of $25 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivable and inventories. Amounts outstanding under the senior credit facility are secured by substantially all the assets of the Sport Supply Group, Inc. and its subsidiaries. Pursuant to the Loan and Security Agreement, we are restricted from, among other things, paying cash dividends and entering into certain transactions without the lender's prior consent.

      We believe we can satisfy our short-term and long-term working capital requirements to support our current operations from borrowings under our credit facility and cash flows from operations. We have taken steps to return to profitability, including revenue enhancement programs and cost reductions. Revenue declines and continued losses will negatively impact our results of operations and impact our ability to support our working capital needs.

      We do not currently have any significant commitments for capital expenditures.

      On May 28, 1997, the Board of Directors approved the repurchase of up to 1,000,000 shares of our issued and outstanding common stock in the open market and/or privately negotiated transactions. On October 28, 1998, the Board of Directors approved a second repurchase program of up to an additional 1,000,000 shares of our issued and outstanding common stock in the open market and/or privately negotiated transactions. As of December 28, 2001, we repurchased approximately 1,333,000 shares of our issued and outstanding common stock in the open market and privately negotiated transactions. Any future purchases will be subject to price and availability of shares, working capital availability and any alternative capital spending programs. Our bank agreement currently prohibits the repurchase of any additional shares without the bank's prior consent.

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

      Future trends for revenues and profitability remain difficult to predict. We continue to face many risks and uncertainties, including:

      1. general and specific market and economic conditions;
      2. reduced sales to the United States Government due to changes in Government spending;
      3. unanticipated disruptions or slowdowns;
      4. high fixed costs;
      5. competitive factors;
      6. risk of nonpayment of accounts receivable;
      7. foreign supplier related issues;
      8. use of deferred tax asset; and
      9. return to profitability.

      The general economic condition in the U.S. could affect pricing and availability on raw materials such as metals, petroleum and other commodities used in manufacturing certain products and certain purchased finished goods as well as transportation costs. As announced by major freight carriers, including UPS, freight costs are increasing. If these cost increases continue, we will be forced to increase prices or recognize lower margins. Any material price increases to the customer could have an adverse effect on revenues and any price increases from vendors could have an adverse effect on our costs. Professional sports have a significant impact on the market conditions for each individual sport. Collective bargaining, labor disputes, lockouts or strikes by a professional sport (particularly Major League Baseball) could have a negative impact on our revenues.

      Sales to the U.S. Government have declined and if this trend continues, it could adversely affect our results of operations.

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

      We ship approximately 70% of our products using United Parcel Service ("UPS"). As experienced in 1997, a strike by UPS or any of our other major carriers could adversely affect our results of operations due to not being able to deliver our products in a timely manner and using other more expensive freight carriers. UPS and the International Brotherhood of Teamsters have agreed to begin negotiations in late January 2002 on a new contract to replace the five year agreement that expires on July 31, 2002. No assurance can be made that an agreement will be reached. Although we have analyzed the cost benefit effect of using other carriers, we continue to utilize UPS for the majority of our small package shipments.

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

      The amount of our existing net deferred tax assets considered realizable could be reduced or eliminated if their use becomes more restricted under the provisions of SFAS No. 109, "Accounting for Income Taxes".

      Our ability to return to profitability is dependent on the success of our revenue enhancement programs, manufacturing facilities restructuring and cost reductions.

 Item 3. Quantitative and Qualitative Disclosures About Market Risk

      There have been no significant changes from items disclosed in Form 10-K for the nine month period ended March 30, 2001.


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

(a) (4) Exhibit 4.1   Specimen of Common Stock Certificate (incorporated by
                      reference from Exhibit 4.1 to the Company's
                      Registration Statement on Form S-1 (Registration No.
                      33-39218))
 -----------------------------
 ( * )   =      Filed Herewith

                               SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Dated: February 11, 2002

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