Form 10-K
period 2002-03-29
SPORT SUPPLY GROUP INC
filed 2002-06-27
CIK 872855

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


 (Mark One)

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended March 29, 2002

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

      The aggregate market value of the voting stock held by non-affiliates of the registrant on June 1, 2002 based on the closing price of the common stock on the Over the Counter Bulletin Board on such date, was approximately $4,600,000.

      Indicated below is the number of outstanding shares of each class of the registrant's common stock, as of June 1, 2002.

       Title of Each Class of Common Stock        Number Outstanding
       -----------------------------------        ------------------
           Common Stock, $.01 par value            8,917,244 shares


                     DOCUMENTS INCORPORATED BY REFERENCE


           Document                                   Part of the Form 10-K
 ---------------------------------------------        ---------------------
 Proxy Statement for Annual Meeting of
 Stockholders to be held on September 26, 2002              Part III

                          TABLE OF CONTENTS



     Item                                                      Page
     ----                                                      ----
 PART I

       1   Business..........................................    3

       2   Properties........................................    9

       3   Legal Proceedings.................................   10

       4   Submission of Matters to a Vote of Security Holders  10

 PART II

       5   Market for Registrant's Common Equity and Related
             Stockholder Matters.............................   10

       6   Selected Financial Data...........................   12

       7   Management's Discussion and Analysis of Financial
             Condition and Results of Operations ............   13

       8   Financial Statements and Supplementary Data.......   21

       9   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.............   37

 PART III

      10   Directors and Executive Officers of the Registrant   37

      11   Executive Compensation............................   37

      12   Security Ownership of Certain Beneficial Owners
             and Management..................................   37

      13   Certain Relationships and Related Transactions....   37

 PART IV

      14   Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K.............................   37

      15   Signatures........................................   38

                               PART I.

  Item 1.  Business.

      General

      Sport Supply Group, Inc. is a leading direct mail marketer of sporting goods, physical education, recreational and leisure products and equipment to the institutional market in the United States. The institutional market is generally comprised of schools, colleges, universities, government agencies, military facilities, athletic clubs, athletic teams and dealers, youth sports leagues and recreational organizations. We offer products directly to the institutional market primarily through: (i.) a variety of distinctive, information-rich catalogs; (ii.) sales personnel strategically located in certain large metropolitan areas; (iii.) in-bound and out-bound telemarketers; (iv.) a team of experienced bid and quote personnel and (v.) the Internet. Our marketing efforts are supported by a customer database of over 250,000 names, a call center at our headquarters located in Farmers Branch, Texas, a custom-designed 180,000 square foot distribution center, world-wide sourcing, and domestic manufacturing facilities. We currently offer approximately 10,000 sports related equipment products to over 100,000 customers.

      We believe that over the past few years the sales of sports related, physical education, recreational and leisure products in the United States have experienced increased competition and declining participation in traditional sports activities. There has been a rapidly growing shift from in-store and on-site sales to satisfying the product and service needs of the market through printed catalogs, broadcast and cable infomercials, home shopping channels, direct telephone marketing and the Internet. This shift has occurred due to the convenience of home shopping for the time constrained dual-career consumer households, the expanded direct access to customers outside of major cities and the increasingly high levels of product fulfillment and customer service offered by leading direct marketing companies.

      We believe the institutional sporting goods market is highly fragmented and that many of our competitors lack the necessary capital, support systems, and economies of scale to effectively exploit the institutional market for the long-term. Nevertheless, additional competition has had an impact on our business. We are positioned to grow our business because of our long-term customer relationships, our Information Technology (IT) and Internet platform, our high capacity order-taking, processing and fulfillment, our well-developed expertise in catalog design and merchandising and our superior sourcing capabilities.

      One of the most important contributions of the IT platform is that its order processing and fulfillment capabilities are integrated with all of our websites. Each website is strategically targeted to a specific customer group or product line. Our websites enable our customers to place orders, access account information, track orders, and perform routine customer service inquires on a real-time basis, twenty-four hours a day, seven days a week. This functionality allows for more convenience and added flexibility for our customers, many of whom are part-time coaches and volunteers that have careers and parenting responsibilities.

      We believe the majority of our customers have access to the Internet and view placing orders and accessing their account information over the Internet as a significant benefit. We have experienced increased e-commerce activity through our websites and believe that an increasing portion of our customer base will use the Internet as the predominant method of quoting, ordering, and procuring their products, along with performing customer service inquiries.

      Our sourcing, warehousing, distribution and fulfillment capabilities, and our fully integrated SAP information system, provide the necessary capacities, logistics, information and technological capabilities to meet the demands and growth potential of e-commerce and business expansion. We view the continued migration of our customers to our websites as vital to our future growth and success.

      We are a Delaware corporation incorporated in 1982. In 1988, we became the successor of an operating division of Aurora Electronics, Inc. (f/k/a BSN Corp. and referred to herein as "Aurora"). Before completing the initial public offering of 3,500,000 shares of our common stock in April 1991, we were a wholly-owned subsidiary of Aurora. As of March 29, 2002, we had two wholly-owned subsidiaries: Athletic Training Equipment Company, Inc., a Delaware Corporation ("ATEC") and Sport Supply Group Asia, Ltd., a Hong Kong Corporation. Our ATEC subsidiary purchased substantially all of the assets of Athletic Training Equipment Company, Inc., a Nevada corporation in December 1997. On September 25, 2000, we acquired the stock of Sport Supply Group Asia, Ltd., a Hong Kong corporation from Emerson Radio Corporation. (See Item 13 -- "Certain Relationships and Related Transactions"). Effective March 2001, Sport Supply Group, Inc. is a majority-owned subsidiary of Emerson Radio Corp.

      Our executive offices are located at 1901 Diplomat Drive, Farmers Branch, Texas 75234-8914 and our telephone number is (972) 484-9484. Our Internet website, sportsupplygroup.com, provides certain additional information about us.

 Products

      We believe we manufacture and distribute one of the broadest lines of sporting goods, physical education, recreational and leisure products and equipment to the institutional market. We offer approximately 10,000 products for sale. Our product lines include, but are not limited to: archery, baseball, softball, basketball, camping, football, tennis and other racquet sports, gymnastics, indoor recreation, physical education, soccer, field and floor hockey, lacrosse, track and field, volleyball, weight lifting, fitness equipment, outdoor playground equipment, and early childhood development products.

      We believe brand recognition is important to the institutional market. Most of our products are marketed under trade names or trademarks owned or licensed by us. We believe many of our trade names and trademarks are well recognized among institutional customers. We intend to continue to expand our product and brand name offerings by actively pursuing product, trademark and trade name licensing arrangements and acquisitions. Our trademarks, servicemarks, and trade names include, but are not limited to, the following:

   *  Voit[R]  --  institutional  sports  related  equipment  and   products,
      including  inflated  balls  and  baseball  and  softball  products   --
      (licensed from Voit Sports, Inc. - see discussion below).

   * MacGregor[R] -- certain equipment and accessories relating to baseball, softball, basketball, soccer, football, volleyball, and general exercise (e.g., dumbbells, curling bars, etc.) (licensed from MacMark Corporation, a subsidiary of Riddell Sports, Inc. - see discussion below).

   * Huffy[R] -- early childhood development products (sublicensed from Huffy Sports Company - see discussion below).

   * Alumagoal[R] -- track and field equipment, including starting blocks, hurdles, pole vault and high jump standards and crossbars.

   *  AMF[R] -- gymnastics equipment (licensed from AMF Bowling, Inc. -   see
      discussion below).

   *  ATEC [R]  --   pitching  machines  and related  baseball  and  softball
      training equipment.

   *  Blastball[R] -- youth recreational baseball.

   *  BSN[R] -- sport balls.

   *  Champion  --  barbells,  dumbbells  and  weight  lifting  benches   and
      machines.

   *  Curvemaster[R] -- baseball and softball pitching machines.

   *  Fibersport -- pole vaulting equipment.

   *  Flag  A  Tag[R]  --  flag football belts.

   * Gamecraft - physical education, recreational game tables and coaching equipment.

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

   *  Toppleball[R] -- recreational ball games.

   * U.S. Games, Inc.[R] -- physical education equipment for exercise, games and childhood development.

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

      On August 19, 1993, we entered into an exclusive license agreement with AMF Bowling, Inc. to use the AMF name in connection with the promotion and sale of certain gymnastics equipment in the United States and Canada. We are required to pay an annual royalty under the license. The minimum royalty increases by a predetermined percentage each year the license agreement is in effect. Subject to the terms of the AMF license, we are permitted to use the AMF name through December 31, 2002 with the option to renew the agreement through December 31, 2003.

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

      We solicit and sell our products through 10 different direct mail catalogs, an inside sales and customer service staff of over 100 people, an outside sales force of over 20 people traveling in significant metropolitan sales territories, and fifteen Internet sites.

      We have marketing efforts directed towards the following athletic and leisure activities: Football, Baseball, Softball, Basketball, Soccer, Track and Field, Training and Fitness, Camping, Outdoor Recreation, Early Childhood Development, Table Games, Playground Recreation, Tennis and Volleyball. We believe we are also a brand leader in the institutional sporting goods and sports leisure market, marketing our products under a variety of private label and well recognized name brands including: BSN Sports, MacGregor[R], Reebok Team Uniforms, Spalding, PortaPit, Champion Barbell, Voit[R], Huffy[R], AMF[R] and Flag-A-Tag[R]. We believe our mailing list of over 250,000 customer and target prospects is one of our most valuable intangible assets.

      We also have licenses and marketing alliances with national organizations including, YMCA, Hershey Chocolate USA, and Antigua[R] In 1996, we entered into an advertising and distribution agreement with Hershey Chocolate USA. Pursuant to this agreement, we market and distribute promotional fund raising literature and programs to our customers, and service the fund raising needs of many nontraditional customers. The current agreement expires on May 15, 2004 with a two year renewal option.

      During fiscal year 1999, we acquired two team dealers. These team dealer acquisitions continue to service the local institutional customers and teams with a full line of athletic products. We also use this local presence to expand our product sales to the local institutional customer base. Conlin Bros., Inc., located in Southern California, was acquired in January 1999. Larry Black Sporting Goods, Inc. in Oklahoma and Kansas, was acquired in February 1999. During October 1999, we further expanded by acquiring two more local team dealers: Spaulding Athletic, located in Little Rock Arkansas, and LAKCO Team Sports, located in Southern California.

      During fiscal  year  1998,  we  acquired  certain  assets  of  Athletic
 Training Equipment Company, Inc., a  Nevada Corporation.  ATEC  manufactures and markets pitching machines and other baseball and softball training equipment to sporting goods dealers and other sporting goods institutions. These products are marketed using catalogs and outside sales representatives to service the dealers. ATEC has one of the broadest and most versatile lines of pitching machines in the market today. With the use of the latest technology, ATEC has continued to meet the training needs of professional, college, high school and youth baseball and softball leagues.

      We have fifteen Internet sites listed below:

      BSNsports.com           -- targets the longstanding customer of SSG
                                 who recognizes the BSN sports name
      LeagueDirect.com        -- targets Little League and other league
                                 sports
      US-Games.com            -- targets the early childhood development
                                 buyer
      ChampionBarbell.com     -- targets fitness
      BSNgsanaf.com           -- targets the government
      NewEnglandCamp.com      -- targets camping and outdoor leisure
      Portapit.com            -- targets track and field
      eSportsonline.com       -- targets all customers
      ATECsports.com          -- website for ATEC
      Officialfundraising.com -- targets all customers interested in fundraising
      Flagatag.com            -- targets flag football and intramural leagues
      Blastball.com           -- targets users of our exclusive Blastball
                                 product
      ConlinSports.com        -- targets the West Coast sports customer
                                 familiar with the Conlin Sports name
      PEplanet.com            -- targets the early childhood and physical
                                 education market
      RolDri.com              -- targets dealers servicing the tennis market

      Each website is strategically targeted to a specific customer group or product line. Our websites enable our customers to place orders, access account information, track orders, and perform routine customer service inquiries on a real-time basis, twenty-four hours a day, seven days a week. This functionality allows for more convenience and added flexibility for our customers.

      Over the years, we believe we have established a market leader position by constantly updating and expanding our product lines and targeting selling efforts to specific customer profiles. We have historically targeted one market -- institutional sporting goods customers. We also target individual consumers on our esportsonline.com website and to a lesser extent retail customers and participants in our new associate programs. The associate program allows independent third parties to promote our products and services on their website and share in a percentage of the revenue.

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

      Many  of   our  institutional   customers  typically   receive   annual
 appropriations for sports related equipment, which appropriations are generally spent in the period preceding the season in which the sport or athletic activity occurs. Approximately 8%, 7%, 9%, and 7% of our sales in the fiscal years 2002, 2001, 2000, and 1999, respectively, were to agencies of the United States Government, a majority of which were sales to military installations. We have a contract with the General Services Administration (the "GSA Contract") that grants us an "approved" status when attempting to make sales to military installations or other governmental agencies. The existing GSA Contract expires December 31, 2006. Under the GSA Contract, we agree to sell approximately 550 products to United States Government agencies and departments at catalog prices or at prices consistent with any discount provided to our other customers. Products sold to the United States Government under the GSA Contract are always sold at our lowest offered price.

      We also sell products to United States Government customers from a NAF contract (Non-Appropriated Funds). Our entire product line is included on this contract and offers pricing to the U.S. Government at discounted prices that are consistent with any discount provided to our other customers. This contract is administered by the United States Air Force and is scheduled to expire on September 30, 2003.

 Seasonal Factors and Backlog

      Historically, our revenues are lowest in the quarter ending December and peak in the quarter ending March. Our revenues reflect a level cycle during the quarters ending June and September. The peak in revenues in the quarter ending March is primarily due spring and summer sports, favorable outdoor weather conditions and school needs before summer closing.

      We had a backlog of approximately $2,015,000 at March 29, 2002, $2,638,000 at March 30, 2001, $2,329,000 at September 29, 2000 and
 $2,458,000 at October 1, 1999.

 Manufacturing and Suppliers

      We manufacture, assemble and distribute many of our products from four of our facilities. See Item 2. -- "Properties" for details. Gym mats and netting are manufactured in our two Anniston, Alabama plants. Baseball and softball pitching machines are manufactured/assembled at our ATEC subsidiary in Sparks, Nevada. Items of steel and aluminum construction, such as soccer, football and baseball field equipment, are principally manufactured at our facilities in Farmers Branch, Texas.

      Certain products manufactured by us are custom-made (such as tumbling mats ordered in color or size specifications), while others are standardized. The principal raw materials used by us in manufacturing are, for the most part, readily available from several different sources. Such raw materials include foam, vinyl, nylon thread, steel and aluminum tubing, and wood.

      During the past year we began the process of outsourcing many of the products historically manufactured by us, including products such as game tables and fitness equipment. Products have been outsourced to both domestic and international vendors. Outsourcing these products has enabled us to consolidate plants and reduce our manufacturing requirements. We have closed manufacturing facilities in California and Alabama and reduced the size of our manufacturing facilities in Texas by approximately 50%. Outsourcing these products has also enabled us to (i.) reduce our cost of goods in many of these products, (ii.) reduce our inventory requirements, (iii.) reduce many selling prices to our customers and (iv.) improve our remaining manufacturing efficiencies by focusing on longer production runs of fewer products. We believe selling products to our customers at more competitive prices will have a positive impact on our revenue base.

      Items not manufactured by us are purchased from various suppliers primarily located in the United States, Taiwan, Australia, the Philippines, Thailand, the People's Republic of China, Pakistan, Sweden and Canada. We have no significant purchase contracts with any major supplier of finished products, and most products purchased from suppliers are readily available from other sources. We purchase most of our finished product in U.S. dollars and are, therefore, not subject to direct foreign exchange rate differences. See Part II. Item 7. - Management Discussion and Analysis - Certain Factors that May Affect the Company's Business or Future Operating Results".

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

      We compete in the institutional market principally on the basis of: brand, price, product availability and customer service. We believe we have an advantage in the institutional market over traditional sporting goods retailers and team dealers because our selling prices do not include comparable price markups attributable to traditional multi-distribution channel markups. In addition, our ability to control the availability of goods we source enables us to respond more rapidly to customer demand. We believe our direct mail competitors operate primarily as wholesalers and distributors.

 Government Regulation

      Many of our products are subject to 15 U.S.C.A. SS 2051-2084 (1998 and Supp. 2002), among other laws, which empowers the Consumer Product Safety Commission (the "CPSC") to protect consumers from hazardous sporting goods and other articles. The CPSC has the authority to exclude from the market certain articles that are found to be hazardous and can require a manufacturer to refund the purchase price of products that present a substantial product hazard. CPSC determinations are subject to court review. Similar laws exist in some states and cities in the United States.

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

      Since September 11, 2001, product liability insurance has become much more expensive, more restrictive and more difficult to obtain. We recently renewed our general product liability insurance through March 2003. There can be no assurance that our general product liability insurance will be sufficient to cover any successful product liability claims made against us. In our opinion, any ultimate liability arising out of currently pending product liability claims will not have a material adverse effect on our financial condition or results of operations. However, any claims substantially in excess of our insurance coverage, or any substantial claim not covered by insurance, could have a material adverse effect on our financial condition and results of operations.

 Employees

      On May 3, 2002, we had approximately 373 full-time employees, of whom 81 were involved in our manufacturing operations. We also hire part-time and temporary employees primarily during the summer months. None of our employees are represented by unions, and we believe our relations with employees are good.

 Directors and Executive Officers
 --------------------------------
                                                                 Year First
                                                                   Became
                                                                 Director or
          Name            Age              Position                Officer
          ----            ---              --------                -------
 Geoffrey P. Jurick        61  Chairman of the Board and Chief      1996
                               Executive Officer

 John P. Walker            39  President and Director               1996

 Terrence M. Babilla       40  Chief Operating Officer,             1995
                               Executive Vice President,
                               General Counsel and Secretary

 Eugene J.P. Grant         54  Executive Vice President, Sales      1999
                               and Marketing

 Michael P. Glassman       56  Vice President, Sales and            2001
                               Marketing

 Robert K. Mitchell        50  Chief Financial Officer              2000

 Douglas E. Pryor          46  Senior Vice President, Sourcing      1999
                               and International Operations

 Kenneth  A. Corby         41  Vice President, Corporate            1998
                               Development

 John C. Bals              44  Vice President, Sales of             2002
                               Sporting Goods Division

 Thomas P. Treichler       58  Director                             1997

 Peter G. Bunger           62  Director                             1996

 Johnson C.S. Ko           51  Director                             1996



 Item 2.   Properties.

      The following table sets forth the material properties owned or leased by us or any of our subsidiaries:

                               Approximate
                                 Square                      Lease Expires
   Facility Purpose              Footage     Location         or is Owned
   ----------------              -------     --------       --------------
 Manufacturing and corporate     135,000     Farmers        December, 2004
   headquarters (1)                          Branch, TX
 Warehouse and fulfillment       181,000     Farmers        December, 2004
   processing (2)                            Branch, TX
 Manufacturing                    62,500     Sparks, NV       July, 2004
 Manufacturing                    35,000     Anniston, AL       Owned
 Manufacturing                    45,000     Anniston, AL       Owned

 (1) Approximately 40,000 square feet are utilized by Emerson Radio
     Corporation.
 (2) Approximately 35,000 square feet are utilized by Emerson Radio
     Corporation.

      We believe the facilities used in our operations are in satisfactory condition and adequate for our present and anticipated future operations. However, we are currently reviewing the possibility of consolidating the facilities located in Farmers Branch into one facility when the leases expire in 2004. In addition to the facilities listed above, we lease space in various locations, primarily for use as sales offices.


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


 Item 4.   Submission of Matters to a Vote of Security Holders.

      Not Applicable.


                                   PART II.


 Item 5.   Market for  Registrant's  Common Equity  and  Related  Stockholder
 Matters.

      Our common stock, par value $.01 per share (the "Common Stock") is quoted on the Over-the-counter Bulletin Board under the symbol SSPY. As of April 30, 2002, there were 1,259 holders of the Common Stock (including individual security position listings). The following table sets forth the high/low sales range for the periods indicated. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                              Common Stock
       Fiscal Year   Fiscal  Quarter        High        Low
       -----------   ---------------       ------      ------
          1999       Ended December         9.313       5.875
                     Ended March           11.875       7.750
                     Ended June            10.750       8.750
                     Ended September       10.313       8.125

          2000       Ended December         8.438       5.688
                     Ended March            8.250       5.938
                     Ended June             6.125       3.875
                     Ended September        4.875       2.188

          2001       Ended December         2.938       0.750
                     Ended March            2.375       1.063

          2002       Ended June             1.500       1.270
                     Ended September        1.350       0.760
                     Ended December         1.250       0.850
                     Ended March            1.100       0.960

      We have not declared dividends in the past three fiscal years. We currently intend to retain any earnings for use in our business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future.

      On May 28, 1997, the Board of Directors approved the repurchase of up to 1,000,000 shares of our issued and outstanding common stock in the open market and/or privately negotiated transactions. On October 28, 1998, the Board of Directors approved a second repurchase program of up to an additional 1,000,000 shares of our issued and outstanding common stock in the open market and/or privately negotiated transactions. As of March 29,
 2002, we repurchased approximately 1,333,000 shares of our issued and outstanding common stock in the open market and privately negotiated transactions. Any future purchases will be subject to price and availability of shares, working capital availability and any alternative capital spending programs. Our bank agreement currently prohibits the repurchase of any additional shares without the bank's prior consent.

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


                   SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                      SELECTED FINANCIAL DATA (UNAUDITED)
              ( Amounts in thousands, except for per share data )

                                               Fiscal     Six        Fiscal     Fiscal     Fiscal      Eleven
                                                Year     Months       Year       Year      Year        Months
                                               Ended     Ended        Ended      Ended     Ended       Ended
                                             March 29,  March 30,   Sept 29,    Oct 1,     Oct 2,      Sep 26,
 Statement of Earnings Data:                    2002     2001(2)      2000       1999       1998    1997 (1) (3)
                                              --------   --------   --------   --------   --------    --------
 Net revenues                                $ 103,601  $  50,337  $ 119,321  $ 112,880  $ 101,935   $  83,318
 Gross profit                                   29,495     13,936     36,170     37,283     32,303      26,811
 Operating profit (loss)                        (2,790)    (2,411)      (437)     8,445      7,782       4,226
 Interest expense                                  986        957      2,022      1,196        474         757
 Other income, net                                 193         14         17         63        215          83
 Earnings (loss) from continuing operations     (3,582)    (2,123)    (1,518)     4,623      4,964       2,576
 Loss from discontinued operations (3)              --         --         --         --         --      (2,574)
                                              --------   --------   --------   --------   --------    --------
 Net earnings (loss)                         $  (3,582) $  (2,123) $  (1,518) $   4,623  $   4,964   $       2
                                              ========   ========   ========   ========   ========    ========
 Earnings (loss) per common share and
   common equivalent share: (notes 1,
   2 and 3)
 Net earnings (loss) per common share
   from continuing operations                $   (0.40) $   (0.27) $   (0.21) $    0.63  $    0.62   $    0.32
 Net loss per common share from
   discontinued operations                          --         --        --          --         --       (0.32)
                                              --------   --------   --------   --------   --------    --------
 Net earnings (loss) per common
   share - basic                             $   (0.40) $   (0.27) $   (0.21) $    0.63  $    0.62   $       -
                                              ========   ========   ========   ========   ========    ========
 Net earnings (loss) per common share from
   continuing operations - diluted           $   (0.40) $   (0.27) $   (0.21) $    0.60       0.60        0.32
 Net loss per common share from discontinued
   operations - diluted                             --         --        --          --         --       (0.32)
                                              --------   --------   --------   --------   --------    --------
 Net earnings (loss) per common
   share - diluted                           $   (0.40) $   (0.27) $   (0.21) $    0.60  $    0.60   $    0.00
                                              ========   ========   ========   ========   ========    ========
 Weighted average common and common
   equivalent shares:
 Weighted average common shares
   outstanding - basic                           8,917      7,964      7,273      7,390      8,026       8,146
 Weighted average common shares
   outstanding - diluted                         8,917      7,964      7,273      7,728      8,237       8,151


                                                 At         At         At         At         At          At
                                              March 29,  March 30,   Sept 29,   Oct 1,     Oct 2,      Sep 26,
 Balance  Sheet  Data:                          2002     2001 (2)     2000       1999       1998    1997 (1) (3)
                                              --------   --------   --------   --------   --------    --------
 Working capital                             $  26,977  $  28,383  $  30,771  $  31,873  $  25,245   $  24,006
 Total assets                                   67,307     73,584     73,687     73,249     54,804      50,484
 Long-term obligations, net                     17,000     17,333     19,034     18,426      5,161       4,418
 Total liabilities                              30,258     32,955     33,150     31,141     13,626      11,527
 Stockholders equity                            37,049     40,629     40,537     42,108     41,178      38,957


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

                                For the      For the     For the     For the
                               12 Months    6 Months    12 Months   12 Months
                                 Ended        Ended       Ended       Ended
                               March 29,    March 30,   Sept. 29,    Oct. 1,
                                  2002         2001        2000        1999
                                -------      -------     -------     -------
 Net revenues (in thousands)   $103,601     $ 50,337    $119,321    $112,880
                                  100.0%       100.0%      100.0%      100.0%

 Cost of sales                     71.5%        72.3%       69.7%       66.9%
 Selling, general and
   administrative expenses         30.8%        31.3%       29.2%       25.6%
 Internet expenses                  0.3%         0.6%        1.0%        0.0%
 Nonrecurring charges               0.0%         0.5%        0.5%        0.0%
                                -------      -------     -------     -------
 Operating profit (loss)           (2.6%)       (4.7%)      (0.4%)       7.5%
                                =======      =======     =======     =======

 2002 Compared to 2001

      The following table summarizes certain financial information relating to our results of operations for the fiscal year ended March 29, 2002 and the comparable twelve months ended March 30, 2001:

                                    2002                2001
                                 -----------         -----------
     Net Revenues               $103,601,428        $113,060,806
     Gross Profit                $29,495,185         $32,252,079
     SG&A                        $31,928,924         $34,274,170
     Internet expenses              $355,766          $1,352,635
     Nonrecurring charges                 --            $253,239
     Net loss                    $(3,582,428)        $(3,559,452)

 Net Revenues. Net revenues decreased approximately $9.5 million (8.4%) for the fiscal year ended March 29, 2002 as compared to the comparable twelve months ended March 30, 2001. The decrease in net revenues was primarily the result of a general slow-down in the economy, reduced participation in traditional youth sports, a reduced sales force, and the discontinuation of certain unprofitable and low margin product lines.

 Gross Profit. Gross profit decreased approximately $2.8 million (8.7%) for the fiscal year ended March 29, 2002 as compared to the same period in fiscal 2001. As a percentage of net revenues, gross profit remained at 28.5% for the fiscal year ended March 29, 2002 as compared to the comparable twelve months ended March 30, 2001. The decrease in gross profit is directly attributable to the decrease in net revenues.

 Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased approximately $2.3 million (6.8%) for the fiscal year ended March 29, 2002 as compared to the same period in fiscal 2001. As a percentage of net revenues, selling, general and administrative expenses increased to 30.8% from 30.3% for the fiscal year ended March 29, 2002 as compared to the comparable twelve months ended March 30, 2001. The decrease in selling, general and administrative expenses for the fiscal year ended March 29, 2002 as compared to the comparable twelve months ended March 30, 2001 is primarily a result of the following:

 (i.) A decrease in payroll related expense of approximately $1.2 million primarily a result of reduced headcount.

 (ii.) A decrease  in  selling  and  promotional  expenses  of  approximately
      $774,000 primarily a result of reduced catalog expenses.

 (iii.) A decrease in depreciation  and amortization expense of approximately
      $276,000 primarily a result of assets reaching their full depreciation levels.

 (iv.) A decrease in tax expense of approximately $195,000 primarily a result of lower sales & use tax expense.

 We have realized a  full twelve months benefit  of our cost reduction  plans
 that were  implemented  in  fiscal  2000.   We  do  not  anticipate  further
 significant decreases in our selling, general & administrative expenses.

 Internet Expenses. Internet related expenses decreased approximately $1.0 million (73.7%) for the fiscal year ended March 29, 2002 as compared to the comparable twelve months ended March 30, 2001. These expenses are related to the continued support and enhancement of our websites and web development to post electronic catalogs on our websites. Internet expenses were significantly higher in the twelve months ended March 30, 2001 as we were still developing our e-commerce sites. We anticipate that the current level of internet related expense is consistent with what we expect going forward.

 Nonrecurring Charges. In the twelve months ended March 30, 2001, we consolidated our manufacturing facility located in Cerritos, CA with our facilities located in Anniston, AL. In association with this plant consolidation, we recorded additional nonrecurring expenses of approximately $114,000. In addition, we recorded approximately $139,000 of nonrecurring expenses in the twelve month period ended March 30, 2001 related to the accelerated amortization of loan fees due to the change in lenders in March 2001.

 Interest Expense. Interest expense decreased approximately $1.1 million (51.8%) for the fiscal year ended March 29, 2002 as compared to comparable twelve months ended March 30, 2001. This increase is due to lower average borrowings and lower interest rates.

 Other Income, Net. Other income increased approximately $163,000 for the fiscal year ended March 29, 2002 as compared to the comparable twelve months ended March 30, 2001. This increase is due primarily to the casualty gain on insurance proceeds received for assets lost in a flood that occurred in our corporate facility. These proceeds were used to purchase replacement assets.

 Income Tax  Provision (Benefit).   The  benefit for  income taxes  decreased
 approximately $2.1 million to a benefit of $0 in the fiscal year ended March 29, 2001 as compared to the comparable twelve months ended March 30, 2001.

 We have a net operating loss carryforward included in net deferred tax assets that can be used to offset future taxable income and can be carried forward for 15 to 20 years. As such, realization of our net deferred tax assets is dependent on generating sufficient taxable income, either through operations or tax planning strategies, prior to the expiration of loss carryforwards. Based upon our operating results for the fiscal year ended March 29, 2002, we have not provided an income tax benefit related to our loss before income taxes. The amount of our existing net deferred tax assets considered realizable could be reduced or eliminated if their use becomes more restricted under the provisions of SFAS No. 109, "Accounting for Income Taxes".

 Net Loss. Net loss increased approximately $23,000 for the fiscal year ended March 29, 2002 as compared to the comparable twelve months ended March 30, 2001. Net loss per share decreased to $(0.40) from $(0.45) for the fiscal year ended March 29, 2002 as compared to the comparable twelve months ended March 30, 2001. The weighted average shares outstanding increased by approximately 12.0% for the fiscal year ended March 29, 2002, respectively as compared to the comparable twelve months ended March 30, 2001. The increase in weighted average shares outstanding is primarily due to the sale of treasury stock to Emerson Radio Corp in January 2001.

 2001 Compared to 2000

      The following table summarizes certain financial information relating to our results of operations for the six month period ended March 30, 2001 and the comparable six month period ended March 31, 2000:



                                     2001               2000
                                  ----------         ----------
    Net Revenues                 $50,336,524        $56,596,700
    Gross Profit                 $13,935,999        $17,853,869
    SG&A                         $15,775,650        $16,366,932
    Internet expenses               $317,808           $101,322
    Nonrecurring charges            $253,239           $605,000
    Net loss                     $(2,122,515)          $(80,669)

 Net Revenues. Net revenues decreased approximately $6.3 million (11.1%) for the six month period ended March 30, 2001 as compared to the same period in fiscal 2000. We believe the decrease in net revenues was primarily a result of competitive pressures in the marketplace, a decline in youth baseball registrations, unusually cold and wet weather in warm weather states delaying spring sports, a reduction in our sales force, a reduction in the number of catalogs mailed and a general slow-down in the economy.

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

 Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased approximately $591,000 (3.6%) for the six month period ended March 30, 2001 as compared to the same period in fiscal 2000. As a percentage of net revenues, selling, general and administrative expenses increased to 31.3% from 28.9% for the six month period ended March 30, 2001 as compared to the same period in fiscal 2000. The decrease in selling, general and administrative expenses for the six month period ended March 30, 2001 as compared to the six month period ended March 31, 2000 is primarily a result of the following:

 (i.) A  decrease  in  selling  and  promotional  expense  of   approximately
      $565,000. This decrease is primarily a result of lower catalog expense as part of our cost reduction programs initiated this year.

 (ii.) A decrease in payroll related expense of approximately $364,000. This is a result of reduced headcount, primarily in the sales and sales administration areas.

 (iii.)  A  decrease  in  legal fees  of  approximately  $200,000.   This  is
      primarily the result of a reduction in litigation.

 (iv.)   A decrease in facility expenses of  approximately $156,000.  This is primarily a result of lower rent and telephone expense due to renegotiations of certain leases and contracts.

      These decreases in selling, general and administrative expenses were partially offset by an increase of approximately $632,000 in computer related expenses and an increase of approximately $104,000 in license and royalty related expenses. Fiscal 2001 was the first year of normal, fully functional MIS department operating expenses. The increase in license and royalty related expenses is primarily due to the Amended and Restated License Agreement with MacMark, entered in on December 21, 2000, which requires us to pay an annual royalty based upon sales of MacGregor branded products, with the minimum annual royalty set at $100,000.

 Internet Expenses. We incurred Internet related expenses of approximately $318,000 for the six month period ended March 30, 2001 as compared to approximately $101,000 for the six month period ended March 31, 2000. These expenses were related to the continued support and enhancement of our websites and web development to post electronic catalogs on the websites. We incurred approximately $1.1 million of Internet expenses during fiscal year 2000 to develop and launch fully functional e-commerce web sites that offer our customers electronic on-line catalogs, customer specific pricing, on-line ordering and other on-line customer service functions. This development effort was completed in fiscal 2000.

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

 Income Tax Provision (Benefit). The benefit for income taxes increased approximately $1.2 million to a benefit of $1.2 million in the six months ended March 30, 2001 as compared to the same period in fiscal 2000. Our effective tax rate decreased to 36.7% in the six month ended March 30, 2001 as compared to 46.2% for the same period in fiscal 2000.

 Net Loss. Net loss increased approximately $2.0 million for the six month period ended March 30, 2001 as compared to the same period in fiscal 2000. Net loss per share increased to $(0.27) from $(0.01) for the six month period ended March 30, 2001 as compared to the same period in fiscal 2000. The weighted average shares outstanding increased by approximately 9.5% for the six month period ended March 30, 2001, respectively as compared to the same period in fiscal 2000. The increase in weighted average shares outstanding is primarily due to the sale of treasury stock to Emerson Radio Corp.


 2000 Compared to 1999

      The following table summarizes certain financial information relating to our results of operations for the fiscal years ended September 29, 2000 and October 1, 1999:

                                         2000             1999
                                      -----------      -----------
           Net Revenues              $119,320,982     $112,879,817
           Gross Profit               $36,169,949      $37,282,908
           SG&A                       $34,865,452      $28,838,366
           Internet expenses           $1,136,149               --
           Nonrecurring charges          $605,000               --
           Net earnings (loss)        $(1,517,606)      $4,622,839

 Net Revenues. Net revenues for the fiscal year ended September 29, 2000 ("fiscal 2000") increased by approximately $6.4 million (5.7%) as compared to the fiscal year ended October 1, 1999 ("fiscal 1999"). The increase in net revenues reflected increases in revenues associated primarily with our team dealers, fund-raising product sales and in-school and out-of-school sales increases.

 Gross Profit. Gross profit for fiscal 2000 decreased by approximately $1.1 million (3.0%) as compared to fiscal 1999. As a percentage of net revenues, gross profit decreased to 31.9% in fiscal 2000 from 34.8% for fiscal 1999. A portion of the decrease in gross profit is due to $500,000 in one-time vendor rebates that were recorded during fiscal 1999.

 Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2000 increased by approximately $6.0 million (20.9%) as compared to fiscal 1999. As a percentage of net revenues, selling, general and administrative expenses increased to 30.8% for fiscal year 2000 as compared to 26.9% for fiscal 1999. The increase in these expenses as a percentage of net revenues for fiscal year 2000 as compared to fiscal year 1999 was primarily due to the following factors:

 (i.)  An  increase  in  payroll  and  related  costs  of approximately  $3.3 million primarily as a result of the increased number of outside sales employees, the employees of companies acquired during the second quarter of the prior year and first quarter of fiscal year 2000 and temporary help related to increased receivable collection efforts.

 (ii.) An increase in computer related expenses of approximately $1.1 million primarily as the result of higher operating costs of maintaining our IT system and support after the system was implemented.

 (iii.) An increase in depreciation and amortization expense of approximately
      $771,000. This is primarily the result of hardware and software acquisitions related to our successful implementation of our IT information system.

 (iv.) An  increase  in  selling  and  promotional  expense  of approximately
      $539,000 primarily as a result of higher catalog expenses.

 (v.)  An increase  in  facility  related  expense of  $448,000.     This  is
      primarily due to the full year impact of the additional facilities acquired during the second quarter of the prior year and the additional facilities acquired in first quarter of fiscal year 2000.

 Internet Expenses. We incurred Internet related expenses of approximately $1.1 million for the year ended September 29, 2000. These expenses related to significant enhancements, including the creation of shopping cart capabilities and full integration with our SAP system.

 Nonrecurring Charges. We successfully negotiated the settlement of two lawsuits. Consequently, in fiscal year 2000, we recorded a non-recurring charge related to these claims in the amount of $605,000.

 Operating Profit. Operating profit decreased from a profit of $8.4 million in fiscal 1999 to a loss of $437,000 in fiscal 2000. The decrease in operating profit was due to reduced margins and increased SG&A expenses, as described above.

 Interest Expense. Interest expense increased in fiscal 2000 by approximately $826,000 (69.0%) to $2.0 million compared to $1.2 million in fiscal 1999. The increase in interest expense resulted from increased overall levels of borrowing. The higher borrowing levels were the result of the: (i.) cash payments for the acquisitions of Spaulding and LAKCO in October 1999; (ii.) stock repurchased under our stock buyback program; (iii.) cash paid for our IT/ERP, Internet system implementation and Internet development; and (iv.) funding the growth of inventories. In addition, our borrowing rates increased as a result of amendments to our credit agreement.

 Other Income, Net. Other income decreased approximately $46,000 in fiscal 2000 as compared to fiscal 1999.

 Income Tax Provision (Benefit). The benefit for income taxes increased approximately $3.6 million to a benefit of $924,000 in fiscal 2000 from a provision of $2.7 million in fiscal 1999. Our effective tax rate increased to 37.8% in fiscal 2000 from 36.8% in fiscal 1999.

 Net Earnings (Loss). Net earnings decreased approximately $6.1 million to a net loss of $1.5 million in fiscal 2000 from net earnings of $4.6 million in fiscal 1999. As a percentage of the net revenues, net earnings decreased to (1.4%) in fiscal 2000 from 4.3% in fiscal 1999. Earnings per share before dilution from continuing operations decreased to $(0.21) per share in fiscal 2000 from $0.63 per share in fiscal 1999. Fiscal year 2000 included a decrease of approximately 5.9% in weighted average shares outstanding.

 Liquidity and Capital Resources

      Our working capital decreased approximately $1.4 million during the fiscal year ended March 29, 2002, from $28.4 million at March 30, 2001 to $27.0 million at March 29, 2002. The decrease in working capital is primarily a result of a decrease of approximately $2.7 million in inventories, an increase in accrued liabilities of approximately $1.7 million, and a decrease in cash of approximately $700,000. The working capital decreases are partially offset by a decrease in trade accounts payable of $4.1 million.

      We have a credit agreement with Congress Financial Corporation to finance our working capital requirements through March 2004. The credit agreement provides for a $25 million revolving credit facility. Borrowings under the Credit Agreement are subject to an accounts receivable and inventory collateral base and are secured by substantially all of our assets. We are required to maintain certain net worth levels and as of March 29, 2002 we were in compliance with this requirement. As of March 29, 2002, we had total available borrowings under our senior credit facility of approximately $21.4 million of which approximately $16.8 million were outstanding.

      We believe we can satisfy our short-term and long-term working capital requirements to support our current operations from borrowings under our credit facility and cash flows from operations.

 The following table sets forth our contractual obligations at March 29, 2002 for the periods shown:

                                Due in       Due in
                  Due within    two to       four to
                   one year  three years   five years  Thereafter     Total
                 ------------------------------------------------------------
 Notes payable   $   49,899  $16,940,846   $  25,202   $      --  $17,015,947
 Capital lease
  obligations        23,233       34,091          --          --       57,324
 Leases           1,935,988    2,472,415      16,085          --    4,424,488
                 ------------------------------------------------------------
 Total           $2,009,120  $19,447,352   $  41,287   $      --  $21,497,759
                 ============================================================

      On May 28, 1997, the Board of Directors approved the repurchase of up to 1,000,000 shares of our issued and outstanding common stock in the open market and/or privately negotiated transactions. On October 28, 1998, the Board of Directors approved a second repurchase program of up to an additional 1,000,000 shares of our issued and outstanding common stock in the open market and/or privately negotiated transactions. As of March 29,
 2002, we repurchased approximately 1,333,000 shares of our issued and outstanding common stock in the open market and privately negotiated transactions. Any future purchases will be subject to price and availability of shares, working capital availability and any alternative capital spending programs. Our bank agreement currently prohibits the repurchase of any additional shares without the bank's prior consent.

      We do not currently have any material commitments for capital expenditures.

 Critical Accounting Policies

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements require us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses. We consider certain accounting policies related to inventories and trade accounts receivables, impairment of long lived assets and valuation of deferred tax assets to be critical policies due to the estimation processes involved in each.

 Inventories

      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out and weighted-average cost methods for items manufactured by us and weighted-average cost for items purchased for resale. The inventory allowance for obsolete or slow moving items is determined based upon our periodic assessment of the net realizable value of our inventory. If actual market conditions are less favorable than those we have projected, additional inventory write-downs may be required.

 Trade Accounts Receivable

      We extend credit based upon evaluations of a customer's financial condition and provide for any anticipated credit losses in our financial statements based upon management's estimates and ongoing reviews of recorded allowances. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

 Intangible Assets

      We have significant intangible assets related to goodwill and other acquired intangibles. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgements. Changes in strategy and/or market conditions could significantly impact these judgements and require adjustments to recorded asset balances.

 Income Taxes

      We record a valuation allowance to reduce the amount of our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event that we determined that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, if it were determined that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

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

      Sales to the U.S. Government have declined and if this decline continues, it could adversely affect our results of operations.

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

      We ship approximately 70% of our products using United Parcel Service ("UPS"). A strike by UPS or any of our other major carriers could adversely affect our results of operations due to not being able to deliver our products in a timely manner and using other more expensive freight carriers. UPS and the International Brotherhood of Teamsters began negotiations in late January 2002 on a new contract to replace the five year agreement that expires on July 31, 2002. No assurance can be made that an agreement will be reached. Although we have analyzed the cost benefit effect of using other carriers, we continue to utilize UPS for the majority of our small package shipments.

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

      Paper-based packaging products, such as shipping cartons, constitute a significant element of distribution expense. Paper prices have been historically volatile. Future price increases could have a material adverse affect on our results of operations. Postage for catalog mailings is also a significant element of our operating expense. Postage rates increase periodically and can be expected to increase in the future. There can be no assurance that future increases will not adversely impact our operating margins. We will be able to further reduce our paper and postage costs if we continue to migrate portions of our business to the Internet because we will be less reliant on paper catalogs.

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

      The amount of our existing net deferred tax assets considered realizable could be reduced in the near term if the successful execution of tax planning strategies does not occur or estimates of future taxable income during the carryforward period are reduced.

      Our ability to return to profitability is dependent on the success of our revenue enhancement programs, manufacturing facilities restructuring and cost reductions.


 Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

      We own no marketable securities nor do we have investments that are subject to market risk.


 Item 8.   Financial Statements and Supplementary Data.


 Index to Financial Statements                                     Page
 -----------------------------                                     ----
 Report of Independent Auditors                                     22

 Consolidated Balance Sheets as of March 29, 2002,
   March 30, 2001, and September 29, 2000                           23

 Consolidated Statements of Operations for the Fiscal Year
   Ended March 29, 2002, the Six Months Ended March 30, 2001,
   and the Years Ended September 29, 2000, and October 1, 1999      24

 Consolidated Statements of Stockholders' Equity for the Fiscal
   Year Ended March 29, 2002 the Six Months Ended March 30, 2001
   and the Years Ended September 29, 2000, and October 1, 1999      25

 Consolidated Statements of Cash Flows for the Fiscal Year Ended
   March 29, 2002, the Six Months Ended March 30, 2001 and the
   Years Ended September 29, 2000, and October 1, 1999              26

 Notes to Consolidated Financial Statements                         27

                        REPORT OF INDEPENDENT AUDITORS



 To the Board of Directors of Sport Supply Group, Inc.:

      We have audited the accompanying consolidated balance sheets of Sport Supply Group, Inc. and subsidiaries as of March 29, 2002, March 30, 2001, and September 29, 2000 and the related consolidated statements of operations, stockholders' equity, and cash flows for the fiscal year ended March 29, 2002, the six month period ended March 30, 2001 and each of the two fiscal years in the period ended September 29, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sport Supply Group, Inc. and subsidiaries as of March 29, 2002, March 30, 2001 and September 29, 2000, and the consolidated results of their operations and their cash flows for the fiscal year ended March 29, 2002, the six month period ended March 30, 2001 and each of the two fiscal years in the period ended September 29, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                 ERNST & YOUNG LLP

 Dallas, Texas
 May 10, 2002


                   SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                         March 29,    March 30,   September 29,
                                                           2002          2001         2000
                                                       -----------   -----------   -----------
 CURRENT ASSETS :
  Cash and equivalents                                $    586,911     1,271,096       112,017
  Accounts receivable:
    Trade, less allowance for doubtful accounts
    of $524,000 at March 29, 2002, $929,000 at
    March 30, 2001 and $836,000 at Sept. 29, 2000       18,824,829    19,128,835    21,699,695
    Other                                                  235,008       287,866       727,830
  Inventories, net                                      18,368,392    21,050,539    19,853,059
  Other current assets                                     560,362       847,212     1,152,639
  Deferred tax assets                                    1,659,039     1,418,835     1,341,203
                                                       -----------   -----------   -----------
    Total current assets                                40,234,541    44,004,383    44,886,443
                                                       -----------   -----------   -----------
 DEFERRED CATALOG EXPENSES                               2,017,280     2,436,756     1,552,838

 PROPERTY, PLANT AND EQUIPMENT :
  Land                                                       8,663         8,663         8,663
  Buildings                                              1,605,102     1,605,102     1,605,102
  Computer Equipment & Software                         11,231,120    11,635,763    11,589,567
  Machinery and equipment                                6,358,546     6,397,134     6,402,708
  Furniture and fixtures                                 1,673,683     1,540,484     1,521,374
  Leasehold improvements                                 2,384,335     2,434,451     2,425,562
                                                       -----------   -----------   -----------
                                                        23,261,449    23,621,597    23,552,976
  Less -- Accumulated depreciation and amortization    (13,310,710)  (12,214,075)  (11,131,183)
                                                       -----------   -----------   -----------
                                                         9,950,739    11,407,522    12,421,793
                                                       -----------   -----------   -----------

 DEFERRED TAX ASSETS                                     3,841,186     4,081,390     2,866,910

 COST IN EXCESS OF NET ASSETS ACQUIRED,
  less accumulated amortization of $2,171,000 at
  March 29, 2002, $1,887,000 at March 30, 2001,
  and $1,745,000 at Sept. 29, 2000                       7,442,432     7,726,516     7,867,222

 TRADEMARKS
  less accumulated amortization of $1,114,000 at
  March 29, 2002, $1,646,000 at March 30, 2001,
  and $1,547,000 at Sept. 29, 2000                       3,044,888     3,192,523     3,235,996

 OTHER ASSETS
  less accumulated amortization of $589,000 at
  March 29, 2002 $655,000 at March 30, 2001,
  and $451,000 at Sept. 29, 2000                           775,839       735,254       855,613
                                                       -----------   -----------   -----------
                                                      $ 67,306,905  $ 73,584,344  $ 73,686,815
                                                       ===========   ===========   ===========

 CURRENT LIABILITIES :
  Accounts payable                                       9,532,407    13,613,835     9,871,068
  Other accrued liabilities                              3,652,310     1,929,357     2,604,680
  Notes payable and capital lease
    obligations, current portion                            73,132        78,604     1,639,458
                                                       -----------   -----------   -----------
      Total current liabilities                         13,257,849    15,621,796    14,115,206
                                                       -----------   -----------   -----------

 NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS,
  net of current portion                                17,000,139    17,333,451    19,034,345

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY :
  Preferred stock, par value $0.01, 100,000 shares
    authorized, no shares outstanding                            -             -             -
  Common stock, par value $0.01, 20,000,000 shares
    authorized, 9,362,397, 9,359,759, 9,350,731
    shares issued at March 29, 2002, March 30, 2001,
    and Sept. 29, 2000  8,917,244, 8,914,606, and
    7,275,949 shares outstanding at March 29, 2002,
    March 30, 2001, and Sept. 29, 2000                      93,624        93,598        93,507
  Additional paid-in capital                            48,101,331    48,099,109    59,785,587
  Accumulated deficit                                   (7,344,756)   (3,762,328)   (1,639,813)
  Treasury stock, at cost, 445,153, at March 29,
    2002 and March 30, 2001, and 2,074,782 at
    Sept. 29, 2000                                      (3,801,282)   (3,801,282)  (17,702,017)
                                                       -----------   -----------   -----------
                                                        37,048,917    40,629,097    40,537,264
                                                       -----------   -----------   -----------
                                                      $ 67,306,905  $ 73,584,344  $ 73,686,815
                                                       ===========   ===========   ===========


 The accompanying notes are an integral part of these financial statements.


                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
 For The Year Ended March 29, 2002, The Six Month Period Ended March 30, 2001,
      The Year Ended September 29 2000, and The Year Ended October 1, 1999


                                    ------------   ------------   -----------   -----------
                                        2002           2001          2000           1999
                                    ------------   ------------   -----------   -----------
 Net revenues                      $ 103,601,428  $  50,336,524  $119,320,982  $112,879,817

 Cost of sales                        74,106,243     36,400,525    83,151,033    75,596,909
                                    ------------   ------------   -----------   -----------
  Gross profit                        29,495,185     13,935,999    36,169,949    37,282,908

 Selling, general and
   administrative expenses            31,928,924     15,775,650    34,865,452    28,838,366
 Internet expenses                       355,766        317,808     1,136,149             -
 Nonrecurring charges                          -        253,239       605,000             -
                                    ------------   ------------   -----------   -----------
 Earnings (loss) before interest,
   other income, and taxes            (2,789,505)    (2,410,698)     (436,652)    8,444,542

 Interest expense                       (985,509)      (957,270)   (2,021,763)   (1,196,112)

 Other income, net                       192,586         14,400        16,924        62,738
                                    ------------   ------------   -----------   -----------
 Earnings (loss) before provision
   for income taxes                   (3,582,428)    (3,353,568)   (2,441,491)    7,311,168

 Income tax provision (benefit)                -     (1,231,053)     (923,885)    2,688,329
                                    ------------   ------------   -----------   -----------
 Net earnings (loss)               $  (3,582,428) $  (2,122,515) $ (1,517,606) $  4,622,839
                                    ============   ============   ===========   ===========
 Earnings (loss) per share:

   Net earnings (loss) - basic     $       (0.40) $       (0.27) $      (0.21) $       0.63
                                    ============   ============   ===========   ===========
   Net earnings (loss) - diluted   $       (0.40) $       (0.27) $      (0.21) $       0.60
                                    ============   ============   ===========   ===========
 Weighted average number of common
   shares outstanding - basic          8,917,244      7,963,989     7,272,570     7,390,274
                                    ============   ============   ===========   ===========
 Weighted average number of common
   shares outstanding - diluted        8,917,244      7,963,989     7,272,570     7,727,777
                                    ============   ============   ===========   ===========


 The accompanying notes are an integral part of these financial statements.


                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 For The Year Ended March 29, 2002, The Six Month Period Ended March 30, 2001,
      The Year Ended September 29, 2000, and The Year Ended October 1, 1999


                                        Common Stock       Additional                    Treasury Stock
                                     -------------------    Paid in    Accumulated   -----------------------
                                      Shares     Amount     Capital      Deficit       Shares      Amount         Total
                                     ---------   -------   ----------   ----------   ---------   -----------    ----------
 Balance, October 2, 1998            9,243,195  $ 92,432  $59,100,187  $(4,745,046)  1,488,492  $(13,269,861)  $41,177,712

 Issuances of common stock upon
   exercises of outstanding options     81,445       814      598,071                                              598,885
 Issuances of common stock               8,601        86       73,036                                               73,122
 Purchase of treasury stock                                                            595,900    (4,603,987)   (4,603,987)
 Reissuances of treasury shares                               (27,910)                 (25,050)      267,496       239,586
 Net earnings (comprehensive income)                                     4,622,839                               4,622,839
                                     ---------   -------   ----------   ----------   ---------   -----------    ----------
 Balance, October 1, 1999            9,333,241  $ 93,332  $59,743,384  $  (122,207)  2,059,342  $(17,606,352)  $42,108,157
                                     ---------   -------   ----------   ----------   ---------   -----------    ----------

 Issuances of common stock upon
   exercises of outstanding options      5,000        50                                                                50
 Issuances of common stock              12,490       125       51,503                                               51,628
 Purchase of treasury stock                                                             16,420      (112,437)     (112,437)
 Reissuances of treasury shares                                (9,300)                    (980)       16,772         7,472
 Net loss (comprehensive loss)                                          (1,517,606)                             (1,517,606)
                                     ---------   -------   ----------   ----------   ---------   -----------    ----------
 Balance, September 29, 2000         9,350,731  $ 93,507  $59,785,587  $(1,639,813)  2,074,782  $(17,702,017)  $40,537,264
                                     ---------   -------   ----------   ----------   ---------   -----------    ----------

 Issuances of common stock               9,028        91       14,257                                               14,348
 Sale of treasury shares                                  (11,700,735)              (1,629,629)   13,900,735     2,200,000
 Net loss (comprehensive loss)                                          (2,122,515)                             (2,122,515)
                                     ---------   -------   ----------   ----------   ---------   -----------    ----------
 Balance, March 30, 2001             9,359,759  $ 93,598  $48,099,109  $(3,762,328)    445,153  $ (3,801,282)  $40,629,097
                                     ---------   -------   ----------   ----------   ---------   -----------    ----------

 Issuances of common stock               2,638        26        2,222                                                2,248
 Net loss (comprehensive loss)                                          (3,582,428)                             (3,582,428)
                                     ---------   -------   ----------   ----------   ---------   -----------    ----------
 Balance, March 29, 2002             9,362,397  $ 93,624  $48,101,331  $(7,344,756)    445,153  $ (3,801,282)  $37,048,917
                                     =========   =======   ==========   ==========   =========   ===========    ==========


 The accompanying notes are an integral part of these financial statements.


                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
 For The Year Ended March 29, 2002, The Six Month Period Ended March 30, 2001,
      The Year Ended September 29 2000, and The Year Ended October 1, 1999


                                                              2002          2001          2000          1999
                                                          -----------   -----------   -----------   -----------
 CASH FLOWS FROM OPERATING ACTIVITIES :
   Net earnings (loss)                                   $ (3,582,428) $ (2,122,515) $ (1,517,606) $  4,622,839
   Adjustments to reconcile net earnings (loss) to net
       cash provided by (used in) operating activities:
     Depreciation and amortization                          2,572,600     1,556,419     2,855,172     2,072,117
     Provision for allowances for accounts receivable         351,306       220,884       319,025       411,512
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable               5,558     2,789,939     1,902,706    (6,602,602)
       (Increase) decrease in inventories                   2,682,147    (1,197,480)     (565,986)   (3,039,248)
       (Increase) decrease in deferred catalog expenses
         and other current assets                             706,326      (578,491)      284,757        57,542
       Increase (decrease) in accounts payable             (4,081,428)    3,742,767     1,161,798       602,636
       (Increase) decrease in deferred taxes                 (240,204)      (77,632)     (279,015)     (157,870)
       Increase (decrease) in accrued liabilities           1,722,953      (675,323)      170,301    (1,012,097)
       (Increase) decrease in other assets                   (187,490)     (140,580)     (284,426)      132,638
       (Increase) decrease in noncurrent deferred
         tax assets                                           240,204    (1,214,480)     (765,671)    2,557,950
                                                          -----------   -----------   -----------   -----------
   Net cash provided by (used in) operating activites         189,544     2,303,508     3,281,055      (354,583)
                                                          -----------   -----------   -----------   -----------

 CASH FLOWS FROM INVESTING ACTIVITIES :
   Acquisitions of property, plant & equipment               (537,194)      (97,030)   (2,025,608)   (6,438,359)
   Payments for acquisitions, net of cash acquired                  -             -      (854,093)   (4,260,100)
   Proceeds from sale of investments                                -             -             -        23,891
                                                          -----------   -----------   -----------   -----------
   Net cash used in investing activities                     (537,194)      (97,030)   (2,879,701)  (10,674,568)
                                                          -----------   -----------   -----------   -----------

 CASH FLOWS FROM FINANCING ACTIVITIES :
   Proceeds from issuances of notes payable                         -    17,134,214     2,205,620    21,099,089
   Payments of notes payable and capital
     lease obligations, net                                  (338,784)  (20,395,961)   (2,643,581)   (7,211,099)
   Proceeds from common stock issuances                         2,248     2,214,348        59,150       911,593
   Purchase of treasury stock                                       -             -      (112,437)   (4,603,987)
                                                          -----------   -----------   -----------   -----------
   Net cash (used in) provided by financing activities       (336,536)   (1,047,399)     (491,248)   10,195,596
                                                          -----------   -----------   -----------   -----------
 NET CHANGE IN CASH AND EQUIVALENTS                          (684,186)    1,159,079       (89,894)     (833,555)

 Cash and equivalents, beginning of period                  1,271,096       112,017       201,911     1,035,466
                                                          -----------   -----------   -----------   -----------
 Cash and equivalents, end of period                     $    586,910  $  1,271,096  $    112,017  $    201,911
                                                          ===========   ===========   ===========   ===========


 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :

 Cash paid during the period for interest                $    986,297  $    824,353  $  2,169,859  $  1,181,529
                                                          ===========   ===========   ===========   ===========
 Cash paid during the period for income taxes            $     55,287  $     73,435  $    204,455  $    160,000
                                                          ===========   ===========   ===========   ===========

 We acquired the assets of certain entities. In
   connection with these acquisitions, liabilities were
   assumed as follows:
      Fair value of assets acquired                      $          -  $          -  $  1,968,685  $  8,296,490
      Cash paid for the acquisitions, net                           -             -      (854,093)   (4,260,100)
      Debt issued for the acquisitions                              -             -      (275,000)     (700,000)
                                                          -----------   -----------   -----------   -----------
      Liabilities assumed                                $          -  $          -  $    839,592  $  3,336,390
                                                          ===========   ===========   ===========   ===========

 The accompanying notes are an integral part of these financial statements.


                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 29, 2002


 1.   BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Background

      Sport Supply Group, Inc. ("SSG") was incorporated in 1982. The assets of the Sports & Recreation Division of Aurora Electronics, Inc. (f/k/a BSN Corp., "Aurora") were contributed to us effective September 30, 1988. We were a wholly-owned subsidiary of Aurora before our initial public offering in April 1991. Effective March 2001, Sport Supply Group, Inc is a majority-owned subsidiary of Emerson Radio Corp. Our financial statements do not include any purchase accounting adjustments to reflect our acquisition by Emerson Radio Corp. Our operations are all within one financial reporting segment: manufacturing and marketing of sports related equipment and leisure products to institutional customers in the United States. We manufacture many of the products we sell. Manufactured items include, but are not limited to: 1.) Tennis, volleyball, and other sports nets; 2.) Steel and aluminum construction items, such as soccer and field hockey goals; 3.) track and field equipment; and 4.) Gymnastic equipment and exercise mats.

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

      Certain financial information for previous fiscal years has been reclassified to conform to the fiscal 2002 presentation.

 Change in Fiscal Year

      In May 2001, we changed our financial reporting year end from September 30 to March 31. Accordingly, the fiscal year ended March 30, 2001 is a transition period consisting of six months. We operate on a 52/53 week year ending on the Friday closest to March 31. All twelve month periods reflected in the consolidated statements of operations consist of 52 weeks. The six month period ended March 30, 2001 consisted of 26 weeks.

 Inventories

      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out and weighted-average cost methods for items manufactured by us and weighted-average cost for items purchased for resale. As of March 29, 2002, March 30, 2001, and September 29, 2000, inventories consisted of the following:


 Inventory Data:                  Mar. 29, 2002  Mar. 30, 2001  Sept. 29, 2000
 ---------------                    ----------     ----------      ----------
 Raw materials                     $ 2,153,634    $ 3,727,855     $ 3,300,001
 Work-in-process                       257,653        376,683         536,550
 Finished and purchased goods       17,121,730     18,226,706      17,148,643
                                    ----------     ----------      ----------
 Inventory, Gross                   19,533,017     22,331,244      20,985,194
 Less inventory allowance for
   obsolete or slow moving items    (1,164,625)    (1,280,705)     (1,132,135)
                                    ----------     ----------      ----------
 Inventory, Net                    $18,368,392    $21,050,539     $19,853,059
                                    ==========     ==========      ==========

      The inventory allowance for obsolete or slow moving items is determined based upon our periodic assessment of the net realizable value of our inventory. As of March 29, 2002, March 30, 2001, and September 29, 2000, approximately 23%, 30%, and 28%, respectively, of total ending inventories were products manufactured by us with the balance being products purchased from outside suppliers. Sales of products manufactured by us accounted for approximately 26%, 30%, 31%, and 36% of total net revenues in fiscal 2002, 2001, 2000, and 1999, respectively.

 Accounts Receivable and Concentration of Credit Risk

      Financial instruments that potentially subject us to concentration of credit risk are accounts receivable. Accounts receivable represent sales of sporting goods and leisure products to all levels of public and private schools, colleges, universities, and military academies, municipal and governmental agencies, military facilities, churches, clubs, camps, hospitals, youth sport leagues, nonprofit organizations, team dealers, and certain other retailers. We did not have any individual customers that accounted for more than 10% of outstanding accounts receivable as of March 29, 2002, March 30, 2001, or September 29, 2000. The majority of our sales are to publicly funded institutional customers. We extend credit based upon evaluations of a customer's financial condition and provide for any anticipated credit losses in our financial statements based upon management's estimates and ongoing reviews of recorded allowances. The allowance for doubtful accounts was approximately $524,000, $929,000, and $836,000 as of March 29, 2002, March 30, 2001, and September 29, 2000,
 respectively.

 Advertising and Deferred Catalog Expenses

      We expense the production costs of advertising as incurred, except for production costs related to direct-response advertising activities, which are capitalized. Direct response advertising consists primarily of catalogs that include order forms for our products. Production costs, primarily printing and postage, associated with catalogs are amortized using the straight-line method over twelve months which approximates average usage of the catalogs produced. Our advertising expenses for the fiscal year ended March 29, 2002, the six month period ended March 30, 2001, and the fiscal years ended September 29, 2000 and October 1, 1999, were approximately $3,026,000, $1,312,000, $4,122,000, and $3,571,000, respectively.

 Internet Expenses

      We expense the operating and development costs of our Internet websites as incurred. Hardware and related software modules that interface with our SAP AS/400 system are capitalized and subsequently amortized over the remaining estimated useful life of the assets.

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

      Depreciation of property, plant and equipment is provided by the straight-line method as follows:

           Buildings                               Thirty to forty years
           Machinery and Equipment                 Five years to ten years
           Computer Equipment and Software         Three years to ten years
           Furniture and Fixtures                  Five years
           Leasehold Improvements                  Remaining lease term

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

      Amortization of intangible assets is provided by the straight-line method as follows:

      Cost in excess of net assets acquired   Principally thirty to
                                                forty years
      Trademarks and servicemarks             Five to forty years
      Patents                                 Seven to eleven years

      We periodically assess the recoverability of the carrying value of intangible assets in relation to projected earnings and projected undiscounted cash flows. Based on our assessment, we believe our investments in intangible assets are fully realizable as of March 29, 2002.

      The cost of intangible assets and related accumulated amortization are removed from our accounts during the year in which they become fully amortized.

 Income Taxes

      Deferred tax assets and liabilities are determined quarterly based upon the estimated future tax effects of the differences in the tax bases of existing assets and liabilities and the related financial statement carrying amounts, using currently enacted tax laws and rates in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (See Note 4).

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


 Recent Pronouncements

      In August 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). This statement supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121), but carries over the key guidance from SFAS No. 121 in establishing the framework for the recognition and measurement of long-lived assets to be disposed of by sale and addresses significant implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted. We are in the process of evaluating the effects this statement will have on our financial reporting and disclosures.

      In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which requires that goodwill not be amortized but instead be tested for impairment at least annually by reporting unit. We have adopted SFAS 142 effective March 30, 2002. We are still in the process of evaluating the relevant provisions of SFAS 142 and have not yet determined whether SFAS 142 will have an immediate effect on the financial statements upon adoption. However amortization of goodwill, which amounted to approximately $284,000 for fiscal year ended March 29, 2002, before any tax effects, will cease upon adoption of SFAS 142.

      On September 30, 2000, we adopted the provisions of the Emerging Issues Task Force, EITF 00-10, Accounting for Shipping and Handling Fees and Costs. Prior to September 30, 2000, we netted shipping fees against shipping costs. The net difference was included in cost of sales in our consolidated statements of operations. The provisions of EITF 00-10 provide that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and should be classified as revenue. Accordingly, we have classified shipping and handling fees as revenues in our consolidated statements of operations for the fiscal year ended March 29, 2002. Previous periods have been restated to conform to fiscal 2002 presentation.


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

      The following table  contains transactional data  for our stock  option plan.
                                                         Exercise Price or
   Stock Option Plan                  Shares            Weighted Avg. Price
   -----------------                 ---------          -------------------
 Outstanding at October 2, 1998        860,286                 $7.30

 Granted                               328,625                 $8.52
 Exercised                             (81,445)                $6.63
 Forfeited                             (19,667)                $6.75
                                     ---------          -------------------
 Outstanding at October 1, 1999      1,087,799                 $7.695

 Granted                                44,375                 $7.43
 Exercised                              (5,000)                $6.50
 Forfeited                            (199,308)                $7.90
                                     ---------          -------------------
 Outstanding at September 29, 2000     927,866                 $7.64

 Granted                                 9,375                 $1.46
 Exercised                                  --                    --
 Forfeited                             (30,312)                $7.87
                                     ---------          -------------------
 Outstanding at March 30, 2001         906,929                 $7.65

 Granted                                29,375                 $1.30
 Exercised                                  --                    --
 Forfeited                             (10,125)                $8.09
                                     ---------          -------------------
 Outstanding at March 29, 2002         926,179                 $7.45
                                     =========          ===================



          Stock Options Outstanding                  Stock Options Exercisable
             as of Mar. 29, 2002                        as of Mar. 29, 2002
 --------------------------------------------------     --------------------
                             Wtd. Avg.    Wtd. Avg.                Wtd. Avg.
     Range of                 Remaining   Exercise                 Exercise
 Exercise Prices    Shares      Life       Price        Shares       Price
 ---------------  ---------   ---------    ------       -------      -----
 $0.95  -  $9.44   926,179    5.8 years     $7.45       896,178      $7.57


      All options granted under the stock option plan during the year ended March 29, 2002, six month period ended March 30, 2001, and the years ended September 29, 2000 and October 1, 1999 were at exercise prices equal to or greater than the fair market value of our stock on the date of the grant.

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

      As of March 29, 2002, there were a total of 926,179 options outstanding with exercise prices ranging from $0.95 per share to $9.44 per share. As of March 29, 2002, 896,178 of the total options outstanding were fully vested with 30,001 vesting through April 2003. As of March 30, 2001, 921,094 of the total options outstanding were fully vested with 85,835 options vesting through November 2002. As of September 29, 2000, 875,781 of the total options outstanding were fully vested with 152,085 options vesting through November 2002. As of October 1, 1999, there were 1,187,799 options (including non-plan options) outstanding with exercise prices ranging from $6.125 per share to $9.44 per share. As of October 1, 1999, 630,712 of the total options outstanding were fully vested with 557,087 options vesting through July 2002. As of October 2, 1998, there were 960,286 options (including non-plan options) outstanding with exercise princes ranging from $5.60 per share to $8.38 per share.

      Pro forma information regarding net income and net income per share has been determined as if we had accounted for employee stock options subsequent to December 31, 1995 under the fair value method. The fair value for those options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: (i.) risk-free interest rates of 4.15%, 4.29%, 5.93% and 5.63% in 2002, 2001, 2000, and 1999 respectively; (ii.) dividend yield of 0% for all years; (iii.) expected volatility of 39%, 55%, 49%, and 30% in 2002, 2001, 2000 and 1999,
 respectively; and (iv.) weighted average expected life for each option of 3 years. The weighted average fair value of employee stock options granted in 2002, 2001, 2000, and 1999 are $0.41, $0.59, $2.41 and $2.34, respectively.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period; therefore, our proforma effect will not be fully realized until the completion of one full vesting cycle. Our pro forma information is as follows:


                                      For the Fiscal    For the Six      For the Fiscal     For the Fiscal
                                        Year Ended      Months Ended       Year Ended         Year Ended
                                      Mar. 29, 2002     Mar. 30, 2001    Sept. 29, 2000      Oct. 1, 1999
                                        ----------        ----------        ----------         ---------
 Net income (loss):
    As reported                        $(3,582,428)      $(2,122,515)      $(1,517,606)       $4,622,839
    Pro forma                          $(3,593,138)      $(2,390,606)      $(1,988,647)       $4,119,255

 Earnings (loss) per share:

 As reported - basic                        $(0.40)           $(0.27)           $(0.21)            $0.63
 As reported - diluted                      $(0.40)           $(0.27)           $(0.21)            $0.60


 Pro forma earnings (loss) - basic          $(0.40)           $(0.30)           $(0.27)            $0.56
 Pro forma earnings (loss) - diluted        $(0.40)           $(0.30)           $(0.27)            $0.53



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

 Net Earnings Per Common Share

      The following table sets forth the computation of basic and diluted earnings per share:

                                              For the Six
                           For the Fiscal    Month  Period      For the Fiscal    For the Fiscal
                             Year Ended          Ended            Year Ended        Year Ended
                           Mar. 29, 2002     Mar. 30, 2001      Sept. 29, 2000     Oct. 1, 1999
                             ----------        ----------          ---------         ---------
 Numerator:

 Net earnings (loss)        $(3,582,428)      $(2,122,515)       $(1,517,606)       $4,622,839
                             ==========        ==========          =========         =========
 Denominator:

 Weighted average
   shares outstanding         8,917,244         7,963,989          7,272,570         7,390,274

 Effect of dilutive
   securities:
      Warrants                       --                --                 --           148,577
      Employee stock options         --                --                 --           188,926
                             ----------        ----------          ---------         ---------

 Adjusted weighted
   average shares and
   assumed conversions        8,917,244         7,963,989          7,272,570         7,727,777
                             ==========        ==========          =========         =========
 Per Share Calculations:

 Basic earnings
   (loss) per share              $(0.40)           $(0.27)            $(0.21)            $0.63
                             ==========        ==========          =========         =========
 Diluted earnings
   (loss) per share              $(0.40)           $(0.27)            $(0.21)            $0.60
                             ==========        ==========          =========         =========

 Securities excluded
   from weighted average
   shares diluted because
   their effect would be
   antidilutive                 926,179         2,006,929          2,027,866                --


 3.   NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS:

      As of March 29, 2002, March 30, 2001 and September 29, 2000, notes payable and capital lease obligations consisted of the following:

                                                          2002           2001           2000
                                                       ----------     ----------     ----------
 Note payable under revolving line of credit,
   interest ranging from prime minus 0.25% to prime
   plus 1.0% (4.75% at Mar. 29, 2002, 8.50% at Mar.
   30, 2001, and 8.53% - 10.50% at Sept. 29, 2000)
   and LIBOR (4.35% at Mar. 29, 2002) due Mar. 27,
   2004 and collateralized by substantially all       $16,838,905    $17,088,314    $17,804,126
   assets.

 Term loan, paid in full January 15, 2001                      --             --      2,500,000

 Promissory note, paid in full December 20, 2001               --             --         79,214

 Capital lease obligation, interest at 9%, payable
   in annual installments of principal and interest
   Totaling $55,000 through August 2005.                  158,682        196,038        196,038

 Other                                                     75,684        127,703         94,425
                                                       ----------     ----------     ----------
      Total                                            17,073,271     17,412,055     20,673,803
 Less - current portion                                   (73,132)       (78,604)    (1,639,458)
                                                       ----------     ----------     ----------
      Long-term debt and capital lease
        obligations, net                              $17,000,139    $17,333,451    $19,034,345
                                                       ==========     ==========     ==========

 Credit Facilities

      We have a Loan and Security Agreement with Congress Financial Corporation to finance our working capital requirements through March 2004. This agreement provides for revolving loans and letters of credit which, in the aggregate, cannot exceed the lesser of $25 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivable and inventories. We are required to maintain certain net worth levels and as of March 29, 2002 we were in compliance with this requirement. As of March 29, 2002, we had total available borrowings under our senior credit facility of approximately $21.4 million of which approximately $16.8 million were outstanding. Amounts outstanding under the senior credit facility are secured by substantially all the assets of the Sport Supply Group, Inc. and its subsidiaries. Pursuant to the Loan and Security Agreement, we are restricted from, among other things, paying cash dividends and entering into certain transactions without the lender's prior consent and we are required to maintain certain net worth levels.

      Maturities of our capital lease obligations and borrowings under the senior credit facility as of March 29, 2002, by fiscal year and in the aggregate, are as follows:

                2003                            $      73,132
                2004                               16,909,987
                2005                                   64,950
                2006                                   25,202
                Thereafter                                 --
                                                 ------------
                     Total                         17,073,271
                Less current portion                  (73,132)
                                                 ------------
                     Total long term portion    $  17,000,139
                                                 ============


      As of March 29, 2002 the carrying value of our long-term debt approximates its fair value.


 4.   INCOME TAXES:

      As of March 29, 2002, March 30, 2001, and September 29, 2000 the components of the net deferred tax assets and liabilities are as follows:

                                       2002           2001             2000
                                    ----------     ----------      ----------
 Current deferred tax assets
 (liabilities):
 ---------------------------
    Allowances for doubtful
      accounts                     $   198,910    $   315,904     $   389,000
    Inventories                      1,068,038        959,270         897,767
    Other accrued liabilities          392,091        143,661          54,436
    Valuation allowance for
      deferred tax assets                   --             --              --
                                    ----------     ----------      ----------
  Total current deferred tax
    assets, net of
    valuation allowance            $ 1,659,039    $ 1,418,835     $ 1,341,203

 Noncurrent deferred tax assets
   (liabilities):
 ------------------------------
     Cost in excess of net assets
       acquired                    $  (212,890)   $  (298,034)    $  (218,807)
     Other intangible assets        (3,172,755)    (2,921,841)     (2,892,670)
     Net operating loss              8,926,654      6,815,029       5,492,151
       carryforward
     Minimum tax credit
       carryforward                    486,236        486,236         486,236
     Valuation allowance for
       deferred tax assets          (2,186,059)            --              --
                                    ----------     ----------      ----------
     Total non current deferred
       tax assets, net of
       valuation allowance         $ 3,841,186    $ 4,081,390     $ 2,866,910
                                    ==========     ==========      ==========

      We have a net operating loss carryforward that can be used to offset future taxable income and can be carried forward for 15 to 20 years. As of March 29, 2002 we have net deferred tax assets of approximately $5.5 million, inclusive of a $2.2 million valuation allowance. We believe the net deferred tax assets will be realized through tax planning strategies available in future periods and future profitable operating results. Although realization is not assured, we believe it is more likely than not that all of the net deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if the successful execution of tax planning strategies does not occur or estimates of future taxable income during the carryforward period are reduced.

      The income tax provision (benefit) in the accompanying statements of operations for the fiscal year ended March 29, 2002, the six month period ended March 30, 2001 and the fiscal years ended September 29, 2000, and October 1, 1999 consisted of the following:

                          2002           2001          2000           1999
                       ----------     ----------    ----------     ----------
 Current              $        --    $    (6,333)  $   118,115    $   288,249

 Deferred                      --     (1,224,720)   (1,042,000)     2,400,080
                       ----------     ----------    ----------     ----------
 Income tax
 provision (benefit)  $        --    $(1,231,053)  $  (923,885)   $ 2,688,329
                       ==========     ==========    ==========     ==========

      The provision (benefit) for income taxes in the accompanying statements of operations for the fiscal year ended March 29, 2002, the six month period ended March 30, 2001 and the fiscal years ended September 29, 2000, and October 1, 1999 differ from the statutory federal rate as follows:


                            2002           2001          2000           1999
                         ----------     ----------    ----------    ----------
 Income tax provision
 (benefit) at statutory
  federal rate          $(1,269,060)   $(1,140,213)  $  (830,107)   $2,485,797
 Permanent differences       65,965             --            --            --
 State income taxes,
  net of federal effect    (605,116)      (105,254)      (75,865)      124,964

 Increase in
 valuation reserve        2,186,059             --            --            --
 Other                     (377,848)        14,414       (17,913)       77,568
                         ----------     ----------    ----------    ----------
 Total provision
 (benefit) for
 income taxes           $        --    $(1,231,053)  $  (923,885)  $ 2,688,329
                         ==========     ==========    ==========    ==========


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

 Future minimum lease payments under noncancelable operating leases for office, warehouse, computer equipment and manufacturing locations, with remaining terms in excess of one year are as follows:

                   2003                1,935,988
                   2004                1,505,941
                   2005                  966,474
                   2006                   15,009
                   2007                    1,076
                                       ---------
                        Total         $4,424,488
                                       =========


      Rent expense was approximately  $2,199,000, $1,056,000, $1,935,000  and
 $1,815,000 for the fiscal year ended March 29, 2002, for the six month period ended March 30, 2001, and the fiscal years ended September 29, 2000, and October 1, 1999, respectively.

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


 7.   EMPLOYEES' SAVINGS PLAN:

      Effective June 1, 1993, we established a defined contribution profit sharing plan (the "401(k) Plan") for the benefit of eligible employees. All employees with 90 days of service and who have attained the age of 21 are eligible to participate in the 401(k) Plan. Employees may contribute up to 20% of their compensation, subject to certain limitations, which qualifies under the compensation deferral provisions of Section 401(k) of the U.S. Internal Revenue Code.

      The 401(k) Plan contains provisions that allow us to make discretionary contributions during each plan year. Employer contributions for the fiscal year ended March 29, 2002, six month period ended March 30, 2001, and the fiscal years ended September 29, 2000, and October 1, 1999 were approximately $0, $26,000, $89,000, and $84,000, respectively. We pay all administrative expenses of the 401(k) Plan.

 8. UNAUDITED STATEMENT OF OPERATIONS DATA:

      The following  table  sets  forth  certain  information  regarding  our results of operations  for each full  quarter within the  fiscal year  ended
 March 29, 2002, the  six month period  ended March 30,  2001 and the  fiscal year ended September  29, 2000, with  amounts in thousands,  except for  per share data.  Due to rounding, quarterly amounts may not fully sum to  yearly amounts.
                                      2002 Fiscal Year                              2001 Fiscal Year
                                      ----------------                              ----------------
                          Twelve                                              Six Month
                          Months       Qtr        Qtr       Qtr       Qtr      Period       Qtr      Qtr
   Statement of           Ended       ended      ended     ended     ended      ended      ended    ended
 Operations Data:          Mar.        June      Sept.      Dec.      Mar.       Mar.       Dec.     Mar.
 ----------------         -------     ------     ------    ------    ------     ------     ------   ------
 Net revenues            $103,601    $27,955    $28,245   $17,043   $30,358    $50,336    $18,201  $32,135
 Gross profit              29,495      7,939      7,888     4,832     8,835     13,936      4,917    9,019
 Operating profit
  (loss) (note 1)          (2,790)      (266)      (246)   (3,112)      834     (2,411)    (2,994)     583
 Interest expense             985        332        261       219       173        957        533      424
 Other income, net            193         75         --        11       107         14          2       12
 Income tax provision
   (benefit)                   --       (189)      (186)      375        --     (1,231)    (1,297)      66
 Net earnings (loss)     $ (3,582)   $  (333)   $  (322)  $(3,695)  $   768    $(2,123)   $(2,228) $   105
                          -------     ------     ------    ------    ------     ------     ------   ------
 Net earnings (loss)
   per share -
   basic and diluted       $(0.40)    $(0.04)    $(0.04)   $(0.41)    $0.09     $(0.27)    $(0.31)   $0.01

 Weighted average
  shares outstanding -
    basic                   8,917      8,915      8,915     8,915     8,917      7,964      7,270    8,643
    diluted                 8,917      8,915      8,915     8,915     8,917      7,964      7,273    8,649



                                      2000  Fiscal  Year
                                      ------------------
                                       Qtr        Qtr       Qtr        Qtr
   Statement of                       ended      ended     ended      ended
  Operations Data:           Year      Dec.       Mar.      June      Sept.
                          -------     ------     ------    ------    ------
 Net revenues            $119,321    $20,070    $36,526   $30,757   $31,968
 Gross profit              36,170      6,341     11,514     9,400     8,915
 Operating profit
   (loss) (note 1)           (437)    (1,330)     2,110       (81)   (1,136)
 Interest expense           2,022        414        519       445       644
 Other income
   (expense), net              17         (6)         8        (2)       17
 Income tax provision
   (benefit)                 (924)      (643)       572      (199)     (655)
 Net earnings (loss)     $ (1,518)   $(1,107)   $ 1,027   $  (329)  $(1,108)
                          -------     ------     ------    ------    ------
 Net earnings (loss)
   per share -
   basic and diluted       $(0.21)    $(0.15)     $0.14    $(0.05)   $(0.15)

 Weighted average shares
   outstanding -
      basic                 7,273      7,270      7,270     7,273     7,273
      Diluted               7,273      7,270      7,273     7,273     7,273


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

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.


                                  PART III.


 Item 10.  Directors and Executive Officers of the Registrant.

      See the discussion under the captions "Election of Directors" and "Executive Compensation and Other Information" contained in the Proxy Statement for the Annual Meeting of Stockholders to be held September 26, 2002, which information is incorporated herein by reference, and Item 1.-- "Business - Executive Officers of the Company".


 Item 11.  Executive Compensation.

      See the discussion under the caption "Executive Compensation and Other Information" contained in the Proxy Statement for the Annual Meeting of Stockholders to be held September 26, 2002, which information, except the Performance Graph and the Report of the Compensation Committee and Stock Option Committee on Executive Compensation, is incorporated herein by reference.


 Item 12.  Security Ownership of Certain Beneficial Owners and Management.

      See the discussion under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement for the Annual Meeting of Stockholders to be held September 26, 2002, which information is incorporated herein by reference.


 Item 13.  Certain Relationships and Related Transactions.

      See the discussion under the caption "Certain Relationships and Related Transactions" contained in the Proxy Statement for the Annual Meeting of Stockholders to be held on September 26, 2002, which information is incorporated herein by reference.


                                   PART IV.


 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.


 (a) (1)  Financial Statements.  See Item 8.

 (a) (2)  Supplemental Schedule Supporting Financial Statements.  See Page 51

 (a) (3) Management Contract or Compensatory Plan. [See Index]. [Each of the following Exhibits described on the Index to Exhibits is a management contract or compensatory plan:
          Exhibits 10.1, 10.1.1, 10.2, 10.2.1, 10.3, 10.4,
          10.5,10.5.1, 10.6, 10.7, 10.8, 10.9, 10.10, 10.11, 10. 27,
          10.31, and 10.32].

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

 Dated: June 27, 2002

                                 SPORT SUPPLY GROUP, INC.


                                 By:  /s/ Geoffrey P. Jurick
                                      ----------------------
                                      Geoffrey P. Jurick
                                      Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed on June 27, 2002 by the following persons on behalf of the registrant and in the capacities indicated.

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


    /s/ Robert K. Mitchell            Chief Financial Officer
    ----------------------
     Robert K. Mitchell


    /s/ Johnson C. S. Ko              Director
    ----------------------
     Johnson C. S. Ko


    /s/ Peter G. Bunger               Director
    ----------------------
     Peter G. Bunger


    /s/ Thomas P. Treichler           Director
    ----------------------
     Thomas P. Treichler



                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
               Schedule II -- Valuation and Qualifying Accounts
 For The Year Ended March 29, 2002, The Six Month Period Ended March 30, 2001,
      The Year Ended September 29, 2000, and The Year Ended October 1, 1999

                                                       ------------Additions--------------
                                          Balance at   Charged to  Charged to                 Balance at
                                          Beginning    costs and     other                      End of
                                          of Period     expense    accounts(1)  Deductions(2)   Period
                                          ----------   ----------  -----------   ----------   ----------
  Allowance for Doubtful Accounts
  -------------------------------
  Year ended March 29, 2002              $   929,128  $   351,306  $         -  $   756,028  $   524,406

  Six Month period ended March 30, 2001  $   836,356  $   220,884  $         -  $   128,112  $   929,128

  Year ended September 29, 2000          $   465,497  $   319,025  $   503,612  $   451,778  $   836,356

  Year ended October 1, 1999             $   372,340  $   411,512  $         -  $   318,355  $   465,497


  Inventory Allowance
  -------------------
  Year ended March 29, 2002              $ 1,280,705  $   526,072  $         -  $   642,152  $ 1,164,625

  Six Month period ended March 30, 2001  $ 1,132,135  $   150,000  $         -  $     1,430  $ 1,280,705

  Year ended September 29, 2000          $ 1,064,903  $    34,616  $   297,364  $   264,748  $ 1,132,135

  Year ended October 1, 1999             $   425,920  $         -  $ 1,498,822  $   859,839  $ 1,064,903


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

 10.26 Lease Agreement by and between Athletic Training Equipment Company, Inc. and The Northwestern Mutual Life Insurance Company, dated January 29, 1999 regarding the property located in Sparks, NV (incorporated by reference from Exhibit 10.4 to the Company's Report on Form 10-Q for the quarter ended April 2,
            1999).

 10.27 Employment Agreement entered into by and between the Company and Michael Glassman dated April 1, 2001 (incorporated by reference from Exhibit 10.27 to the Company's Report on Form 10-K for the year ended March 30, 2001).

 10.28 Services Agreement between the Company and EJB Development dated March 1, 2001 (incorporated by reference from Exhibit 10.27 to the Company's Report on Form 10-K for the year ended March 30,
            2001).

 10.29 Loan and Security Agreement dated March 27, 2001 by and between the Company and Congress Financial Corporation (incorporated by reference from Exhibit 10.29 to the Company's Report on Form 10-K for the year ended March 30, 2001).

 10.30 Amended and Restated License Agreement dated as of December 21, 2000 by and between MacMark Corporation, Equilink Licensing Corporation and the Company (incorporated by reference from Exhibit 10.23.2 from the Company's Report on Form 10-Q for the quarter ended December 29, 2000.)

 10.31 (*)  Form of Severance Agreement entered into between the Company and
            Mitch Labov dated March 24, 1999.

 10.32 (*)  Form of Severance Agreement entered into between the Company and
            John Bals dated February 8, 2002.

 21 (*)     Subsidiaries of the Registrant.

 23.1 (*)   Consent of Independent Auditors.

 99 Pledge and Security Agreement, dated December 10, 1996 by Emerson in favor of Congress Financial Corporation (incorporated by reference from Exhibit 99 to the Company's Report on Form 8-K filed on December 12, 1996.)

 -----------------------------
 ( * )   =      Filed Herewith