Form 10-Q
period 2002-06-28
SPORT SUPPLY GROUP INC
filed 2002-08-02
CIK 872855

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

 (Mark One)

   [ x ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 28, 2002.

                                    OR

   [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______________ to________________.

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

      Indicated below is the number of shares outstanding of each class of the registrant's common stock as of July 30, 2002.

  Title of Each Class of Common Stock                  Number Outstanding
  -----------------------------------                  ------------------
     Common Stock, $0.01 par value                      8,917,244 shares

                         PART I. FINANCIAL INFORMATION


 Item 1.   Financial Statements.
           ---------------------

 Index to Consolidated Financial Statements                        Page
 ------------------------------------------                        ====
 Consolidated Balance Sheets as of June 28, 2002 and
   March 29, 2002 (Unaudited)                                        3

 Consolidated Statements of Operations for the three
   months ended June 28, 2002 and June 29, 2001 (Unaudited)          4

 Consolidated Statements of Cash Flows for the three months
   ended June 28, 2002 and June 29, 2001 (Unaudited)                 5

 Notes to Consolidated Financial Statements (Unaudited)              6

                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                     June 28,       March 29,
                                                       2002           2002
                                                   (unaudited)
                                                   -----------    -----------
 CURRENT ASSETS :
    Cash and equivalents                          $    496,706   $    586,911
    Accounts receivable:
       Trade, less allowance for doubtful
         accounts of $497,000 at June 28,
         2002 and $524,000 at March 29, 2002        13,825,865     18,824,829
       Other                                           157,927        235,008
    Inventories, net                                17,848,409     18,368,392
    Other current assets                               759,611        560,362
    Deferred tax assets                              1,532,195      1,659,039
                                                   -----------    -----------
       Total current assets                         34,620,713     40,234,541
                                                   -----------    -----------
 DEFERRED CATALOG EXPENSES                           1,252,688      2,017,280

 PROPERTY, PLANT AND EQUIPMENT :
    Land                                                 8,663          8,663
    Buildings                                        1,605,102      1,605,102
    Computer equipment & software                   11,304,431     11,231,120
    Machinery and equipment                          6,369,290      6,358,546
    Furniture and fixtures                           1,644,290      1,673,683
    Leasehold improvements                           2,426,712      2,384,335
                                                   -----------    -----------
                                                    23,358,488     23,261,449
    Less -- Accumulated depreciation
      and amortization                             (13,787,722)   (13,310,710)
                                                   -----------    -----------
                                                     9,570,766      9,950,739
                                                   -----------    -----------

 DEFERRED TAX ASSETS                                 3,841,186      3,841,186

 COST IN EXCESS OF NET ASSETS ACQUIRED,
   less accumulated amortization of $2,171,000
   at June 28, 2002 and March 29, 2002               7,442,432      7,442,432

 TRADEMARKS, less accumulated amortization
   of $1,142,000 at June 28, 2002 and
   $1,114,000 at March 29, 2002                      3,018,796      3,044,888

 OTHER ASSETS, less accumulated amortization
   of $655,000 at June 28, 2002 and $589,000
   at March 29, 2002                                   719,282        775,839
                                                   -----------    -----------
                                                  $ 60,465,863   $ 67,306,905
                                                   ===========    ===========

 CURRENT LIABILITIES :
    Accounts payable                              $  7,171,777   $  9,532,407
    Other accrued liabilities                        3,594,737      3,652,310
    Notes payable and capital lease
      obligations, current portion                      76,796         73,132
                                                   -----------    -----------
          Total current liabilities                 10,843,310     13,257,849
                                                   -----------    -----------
 NOTES PAYABLE AND CAPITAL LEASE
   OBLIGATIONS, net of current portion              12,363,914     17,000,139

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY :
    Preferred stock, par value $0.01, 100,000
      shares authorized, no shares outstanding               -              -
    Common stock, par value $0.01, 20,000,000
      shares authorized, 9,362,397 shares
      issued at June 28, 2002 and March 29, 2002,
      8,917,244 shares outstanding at June 28,
      2002 and March 29, 2002                           93,624         93,624
    Additional paid-in capital                      48,101,331     48,101,331
    Accumulated deficit                             (7,135,034)    (7,344,756)
    Treasury stock, at cost, 445,153 shares at
      June 28, 2002 and March 29, 2002              (3,801,282)    (3,801,282)
                                                   -----------    -----------
                                                    37,258,639     37,048,917
                                                   -----------    -----------
                                                  $ 60,465,863   $ 67,306,905
                                                   ===========    ===========


 The accompanying notes are an integral part of these financial statements.

                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                  -For The Three Months Ended-
                                                  June 28, 2002  June 29, 2001
                                                   -----------    -----------
 Net revenues                                     $ 26,773,157   $ 27,955,231

 Cost of sales                                      18,633,868     20,015,872
                                                   -----------    -----------
   Gross profit                                      8,139,289      7,939,359


 Selling, general & administrative expenses          7,553,030      8,118,150
 Internet expenses                                      73,619         87,053
                                                   -----------    -----------
   Operating income (loss)                             512,640       (265,844)


 Interest expense                                     (168,129)      (332,365)

 Other income (expense), net                            (7,945)        75,378
                                                   -----------    -----------
   Income (loss) before income taxes                   336,566       (522,831)

 (Provision for) benefit from income taxes            (126,844)       189,501
                                                   -----------    -----------
 Net income (loss)                                $    209,722   $   (333,330)
                                                   ===========    ===========
 Earnings (loss) per share:

   Net earnings (loss) - basic                    $       0.02   $      (0.04)
                                                   ===========    ===========

   Net earnings (loss) - diluted                  $       0.02   $      (0.04)
                                                   ===========    ===========
 Weighted average number of
   common shares outstanding - basic                 8,917,244      8,914,606
                                                   ===========    ===========
 Weighted average number of
   common shares outstanding - diluted               8,918,258      8,914,606
                                                   ===========    ===========


 The accompanying notes are an integral part of these financial statements.

                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                  -For The Three Months Ended-
                                                  June 28, 2002  June 29, 2001
                                                   -----------    -----------
 CASH FLOWS FROM OPERATING ACTIVITIES :
    Net income (loss)                             $    209,722   $   (333,330)
    Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
       Depreciation and amortization                   571,023        676,461
       Provision for accounts receivable                96,386        108,586
       Changes in assets and liabilities:
          Decrease in accounts receivable            4,979,659      4,952,788
          Decrease in inventories                      519,983      1,410,189
          Decrease in deferred catalog expenses
            and other current assets                   565,343        683,226
          Decrease in accounts payable              (2,360,630)    (5,478,256)
          (Increase) decrease in deferred
            tax assets                                 126,844       (166,527)
          Decrease in accrued liabilities              (57,573)      (107,553)
          (Increase) in other assets                   (10,360)        (7,897)
                                                   -----------    -----------
    Net cash provided by operating activites         4,640,397      1,737,687
                                                   -----------    -----------

 CASH FLOWS FROM INVESTING ACTIVITIES :
    Acquisitions of property, plant & equipment        (98,041)       (20,790)
                                                   -----------    -----------
    Net cash used in investing activities              (98,041)       (20,790)
                                                   -----------    -----------

 CASH FLOWS FROM FINANCING ACTIVITIES :
    Payments of notes payable and capital
      lease obligations, net                        (4,632,561)    (2,524,708)
                                                   -----------    -----------
    Net cash used in financing activities           (4,632,561)    (2,524,708)
                                                   -----------    -----------
 NET CHANGE IN CASH AND EQUIVALENTS                    (90,205)      (807,811)

 Cash and equivalents, beginning of period             586,911      1,271,096
                                                   -----------    -----------
 Cash and equivalents, end of period              $    496,706   $    463,285
                                                   ===========    ===========

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :

 Cash paid during the period for interest         $    157,418   $    308,246
                                                   ===========    ===========
 Cash paid during the period for income taxes     $     66,603   $     60,089
                                                   ===========    ===========


 The accompanying notes are an integral part of these financial statements.

                   SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 28, 2002
                                 (Unaudited)

 Basis of Presentation
 ---------------------
      These consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of Sport Supply Group, Inc.'s ("SSG") consolidated financial position as of June 28, 2002 and the results of its operations for the three month periods ended June 28, 2002 and June 29, 2001.

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

 Note 1 - Inventories
 --------------------
      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out and weighted-average cost methods for items manufactured by us and weighted-average cost for items purchased for resale. As of June 28, 2002 and March 29, 2002, inventories consisted of the following:

                                                 June 28,         March 29,
                                                   2002             2002
                                                -----------      -----------
   Raw materials                               $  2,163,684     $  2,153,634
   Work-in-progress                                 290,190          257,653
   Finished and purchased goods                  16,701,063       17,121,730
                                                -----------      -----------
                                                 19,154,937       19,533,017
   Less inventory allowance for obsolete
     or slow moving items                        (1,306,528)      (1,164,625)
                                                -----------      -----------
   Inventories, net                            $ 17,848,409     $ 18,368,392
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


      The following table contains transactional data for our stock option plan.

                                                 For the Three months Ended
                                               June 28, 2002    June 29, 2001
                                                -----------      -----------
 Options outstanding - beginning of period          926,179          906,929
 Options granted                                          0           20,000
 Options exercised                                        0                0
 Options forfeited                                 (505,750)          (1,375)
                                                -----------      -----------
 Options outstanding - end of period                420,429          925,554
                                                ===========      ===========


 Weighted average exercise prices                    $7.21             $7.57
                                                ===========      ===========


                     Stock Options Outstanding      Stock Options Exercisable
                    ------------------------------  -------------------------
                              Wtd. Avg.  Wtd. Avg.                Wtd. Avg.
    Range of                 Remaining   Exercise                 Exercise
 Exercise Prices    Shares     Life        Price      Shares        Price
 ---------------    ------   ---------   ---------    -------     ---------
 $0.95 - $9.44     420,429    6.3 yrs.     $7.21      397,094       $7.37



 Note 3 - Notes Payable and Capital Lease Obligations
 ----------------------------------------------------
      As of June 28, 2002 and March 29, 2002, notes payable and capital lease obligations consisted of the following:

                                               June 28, 2002   March 29, 2002
                                                -----------      -----------
 Note payable under revolving line of credit,
   Interest based on prime (4.75% at June
   28, 2002 and March 29, 2002) and LIBOR,
   as adjusted (4.39% at June 28, 2002 and
   4.35% at March 29, 2002), due March 27,
   2004, collateralized by substantially
   all assets.                                 $ 12,252,558     $ 16,838,905

 Capital lease obligation, interest at
   9.0%, payable in annual installments
   of principal and interest totaling
   $55,000 through August 2005.                     117,963          158,682

 Other                                               70,189           75,684
                                                -----------      -----------
      Total                                      12,440,710       17,073,271
 Less - current portion                             (76,796)         (73,132)
                                                -----------      -----------
   Long-term notes payable and capital
     lease obligations, net                    $ 12,363,914     $ 17,000,139
                                                ===========      ===========

      We have a Loan and Security Agreement with Congress Financial Corporation to finance our working capital requirements through March 2004. This agreement provides for revolving loans and letters of credit which, in the aggregate, cannot exceed the lesser of $25 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivable and inventories. As of March 29, 2002, we had total available borrowings under our senior credit facility of approximately $17.8 million of which approximately $12.3 million were outstanding. Amounts outstanding under the senior credit facility are secured by substantially all the assets of the Sport Supply Group, Inc. and its subsidiaries. Pursuant to the Loan and Security Agreement, we are restricted from, among other things, paying cash dividends and entering into certain transactions without the lender's prior consent and we are required to maintain certain net worth levels.

 Note 4 - Capital Structure
 --------------------------
      As of June 28, 2002, our issued and outstanding capital stock consisted solely of common stock. We have 420,429 options outstanding under the stock option plan with exercise prices ranging from $0.95 to $9.44 per share. If the options were exercised, all holders would have rights similar to common shareholders.


 Note 5 -  Income (Loss) Per Common Share
 ----------------------------------------
      Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities convertible or exercisable into shares of common stock were converted or exercised into common stock.

      The following table sets forth the computation of basic and diluted income (loss) per share:

                                                 For the Three Months Ended
                                               June 28, 2002   June 29,  2001
                                                -----------      -----------
      Numerator:
      ----------
      Net income (loss)                        $    209,722     $   (333,330)
                                                ===========      ===========
      Denominator:
      ------------
      Weighted average common shares - basic      8,917,244        8,914,606
                                                ===========      ===========
      Effect of dilutive securities:
      Employee stock options                          1,014                0
                                                -----------      -----------
      Weighted average common shares - diluted    8,918,258        8,914,606
                                                ===========      ===========
      Per Share Calculations:
      -----------------------
      Net income (loss) - basic                       $0.02           ($0.04)
                                                ===========      ===========
      Net income (loss) - diluted                     $0.02           ($0.04)
                                                ===========      ===========
      Securites excluded from weighted
      average common shares diluted because
      their effect would be antidilutive            411,054        1,925,554
                                                ===========      ===========

 Note 6 - Income Taxes
 ---------------------
      We have a net operating loss carryforward included in net deferred tax assets that can be used to offset future taxable income and can be carried forward for 15 to 20 years. We believe the net deferred tax assets will be realized through tax planning strategies available in future periods and future profitable operating results. Although realization is not assured, we believe it is more likely than not that all of the net deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced or eliminated in the near term if certain tax planning strategies are not successfully executed or estimates of future taxable income during the carryforward period are reduced.


 Note 7 - Adoption of New Accounting Pronouncements
 --------------------------------------------------
      In August 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). This statement supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121), but carries over the key guidance from SFAS 121 in establishing the framework for the recognition and measurement of long-lived assets to be disposed of by sale and addresses significant implementation issues. We have adopted SFAS 144 effective March 30, 2002. The adoption of SFAS 144 did not significantly affect our financial statements.

      In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), which requires that goodwill not be amortized but instead be tested for impairment at least annually by reporting unit. SFAS 142 requires the recognition separate from goodwill of identifiable intangible assets if certain criteria are met, and eliminates the amortization of goodwill and certain identifiable intangible assets. Under the provisions of SFAS 142, intangible assets, including goodwill, that are not subject to amortization will be tested for impairment annually at the reporting unit level using a two step impairment assessment. Impairment testing must be performed more frequently if events or changes in circumstances indicate that the asset might be impaired. We have adopted SFAS 142 effective March 30, 2002. SFAS 142 provides for a transitional period of up to twelve months. The first step is to identify potential impairment by determining whether the carrying amount of a reporting segment exceeds its fair value. This step must be completed within six months of adoption. If an impairment is identified, the second step of the goodwill impairment test is to measure the amount of impairment loss, if any. We are still in the process of evaluating the relevant provisions of SFAS 142 and have not yet determined whether SFAS 142 will have an immediate effect on the financial statements upon adoption. However, we did cease amortization of goodwill upon adoption of SFAS 142.

      The proforma adoption of SFAS 142 for the three month period ended June 29, 2001, would have resulted in a decrease in net loss of approximately $45,000 and a decrease in both basic and diluted loss per share of $0.01.


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
           ---------------------------------------------------------------

 Results of Operations
 ---------------------
 Net Revenues. Net revenues decreased approximately $1.2 million (4.2%) for the three month period ended June 28, 2002 as compared to same period last year. The decrease in net revenues was primarily the result of a general slow-down in school and youth organization funding, and competitive pressures in the marketplace.

 Gross Profit. As a percentage of net revenues, gross profit increased to 30.4% from 28.4% for the three month period ended June 28, 2002 as compared to the three month period ended June 29, 2001. This increase is primarily the result of consolidating several of our plants, exiting certain unprofitable product lines and improving product sourcing.

 Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased approximately $565,000 (7.0%) for the three month period ended June 28, 2002 as compared to the three month period ended June 29, 2001. As a percentage of net revenues, selling, general and administrative expenses decreased to 28.2% from 29.0% for the three month period ended June 28, 2002 as compared to the three month period ended June 29, 2001. The decrease was primarily a result of the following:

 (i.) A decrease in payroll related expense of approximately $258,000, attributable to a reduced headcount.

 (ii.) A decrease in depreciation and amortization  expense of  approximately
      $99,000, primarily a result of assets reaching their full depreciation levels and the discontinuation of amortization of goodwill.

 (iii.) A decrease in legal fees of approximately $78,000.

 (iv.) A decrease in facility expense of approximately $70,000, primarily associated with a reduction in telecommunication expenses and various other facility operating expenses.

 Internet Expense. Internet related expenses decreased approximately $13,000 for the three month period ended June 28, 2002 as compared to the three month period ended June 29, 2001. These expenses are related to the continued support and enhancement of our websites and web development to post electronic catalogs on our websites.

 Interest Expense. Interest expense decreased approximately $164,000 (49.0%) for the three month period ended June 28, 2002 as compared to the three month period ended June 29, 2001. This decrease is due to lower overall borrowing levels and lower interest rates.

 Income Tax (Expense)Benefit. Income taxes for the three month period ended June 28, 2002 were an expense of approximately $127,000 as compared to a benefit of approximately $190,000 for the three month period ended June 29, 2001. We have a net operating loss carryforward included in net deferred tax assets that can be used to offset future taxable income and can be carried forward for 15 to 20 years. We believe the net deferred tax assets will be realized through tax planning strategies available in future periods and future profitable operating results. Although realization is not assured, we believe it is more likely than not that all of the net deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced or eliminated in the near term if certain tax planning strategies are not successfully executed or estimates of future taxable income during the carryforward period are reduced.

 Net Income. Net income increased to $210,000 for the three month period ended June 28, 2002 as compared to a net loss of $333,000 for the three month period ended June 29, 2001. Net income per share increased to $0.02 from a net loss per share of $(0.04) for the three month period ended June 28, 2002 as compared to the three month period ended June 29, 2001.

 Liquidity and Capital Resources
 -------------------------------
      Our working capital decreased approximately $3.2 million during the three month period ended June 28, 2002, from $27.0 million at March 29, 2002 to $23.8 million at June 28, 2002. The decrease in working capital is primarily a result of a decrease in trade accounts receivable of approximately $5.0 million and a decrease in inventories of approximately $520,000. This decrease was partially offset by a decrease in trade payables of approximately $2.4 million.

      We have a credit agreement with Congress Financial Corporation to finance our working capital requirements through March 2004. The credit agreement provides for a $25 million revolving credit facility. Borrowings under the Credit Agreement are subject to an accounts receivable and inventory collateral base and are secured by substantially all of our assets. We are required to maintain certain net worth levels and as of June 28, 2002 we were in compliance with this requirement. As of June 28, 2002, we had total available borrowings under our senior credit facility of approximately $17.8 million of which approximately $12.3 million were outstanding.

      We believe we can satisfy our short-term and long-term working capital requirements to support our current operations from borrowings under our credit facility and cash flows from operations. We have taken steps to return to profitability, including revenue enhancement programs and cost reductions. Revenue declines and future losses would negatively impact our results of operations and impact our ability to support our working capital needs.

      We do not currently have any significant commitments for capital expenditures.

 The following table sets forth our contractual obligations at June 28, 2002 for the periods shown:

                               Due in     Due in
                Due within     two to     Four to
                 one year   three years  five years  Thereafter      Total
                 ------------------------------------------------------------
 Notes payable  $   53,563  $12,310,116  $   25,202  $      --    $12,388,881
 Capital lease      23,233       28,596          --         --         51,829
  obligations
 Leases          1,935,988    2,472,415      16,085         --      4,424,488
                 ------------------------------------------------------------
 Total          $2,012,784  $14,811,127  $   41,287  $      --    $16,865,198
                 ============================================================

 Contingencies
 -------------
	During the past several years, we have used the services of Strategic Technologies, Inc. ("STI") to process our outbound truck freight bills. STI audited freight bills submitted by our carriers and provided us a detailed listing of invoices that were scheduled for payment at which time we transferred funds to STI. STI was required to issue checks to the carriers within forty-eight (48) hours of receipt of our funds. STI filed for reorganization under Chapter 11 of the U. S. Bankruptcy Code on July 19, 2002 in the United States Bankruptcy Court in the District of New Jersey, Case No. 02-37935 (NLW). The case was converted to Chapter 7 of the U. S. Bankruptcy Code on July 31, 2002. It is not possible for us to currently determine the amount of funds, if any, that were transferred to STI and not subsequently forwarded to our carriers. In certain circumstances, we may have to pay our freight carriers for invoices that we previously paid to STI and attempt to recover such monies from STI. No assurance can be made that we will be able to recover such money.

 Critical Accounting Policies
 ----------------------------
      For the quarter ended June 28, 2002, the significant changes to our accounting policies from those reported in Form 10-K for the fiscal year ended March 29, 2002 were as follows:

 Intangible  Assets.   We  have  significant  intangible  assets  related  to
 goodwill and other acquired intangibles. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. We are still in the process of evaluating the relevant provisions of SFAS 142 and have not yet determined whether SFAS 142 will have an immediate effect on the financial statements upon adoption. However, we did cease amortization of goodwill upon adoption of SFAS 142. If it were determined that there was an impairment of our intangible assets related to goodwill and other acquired intangibles, additional write-downs of these assets would be required.

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

      Future trends for revenues and profitability remain difficult to predict. We continue to face many risks and uncertainties, including:

      1. general and specific market and economic conditions;
      2. budgetary restrictions of schools and government agencies;
      3. unanticipated disruptions or slowdowns in operations;
      4. high fixed costs;
      5. competitive factors;
      6. continuation of existing license agreement;
      7. foreign supplier related issues;
      8. use of deferred tax asset.

 General and Specific Market and Economic Conditions
 ---------------------------------------------------
      The general economic condition in the U.S. could affect pricing and availability on raw materials such as metals, petroleum and other commodities used in manufacturing certain products and certain purchased finished goods as well as transportation costs. Any material price increases to our customer could have an adverse effect on revenues and any price increases from vendors could have an adverse effect on our costs. Professional sports have a significant impact on the market conditions for each individual sport. Collective bargaining, labor disputes, lockouts or strikes by a professional sport (particularly Major League Baseball) could have a negative impact on our revenues.

 Budgetary Restrictions of Schools and Government Agencies
 ---------------------------------------------------------
      Much of our business is dependent on the budgetary allowances of schools, as well as, local, state and federal government agencies. Restrictions to the budgeted spending of these entities could adversely affect our result of operations.

 Unanticipated Disruptions or Slowdowns in Operations
 ----------------------------------------------------
      Our ability to provide high quality customer service, process and fulfill orders and manage inventory depends on: (i.) the efficient and uninterrupted operation of our call center, distribution center and manufacturing facilities and our management information systems and (ii.) the timely performance of vendors, catalog printers and shipping companies. Any material disruption or slowdown in the operation of our call center, distribution center, manufacturing facilities or management information systems, or comparable disruptions or slowdowns suffered by our principal service providers, could cause delays in our ability to receive, process and fulfill customer orders and may cause orders to be canceled, lost or delivered late, goods to be returned or receipt of goods to be refused.

      We ship approximately 70% of our products using United Parcel Service ("UPS"). As experienced in 1997, a strike by UPS or any of our other major carriers could adversely affect our results of operations due to not being able to deliver our products in a timely manner and using other more
 expensive  freight  carriers.   UPS and  the  International  Brotherhood  of
 Teamsters have reached a verbal agreement, subject to definitive documentation, on a new contract to replace the five year agreement that expires on July 31, 2002. Although we have analyzed the cost benefit effect of using other carriers, we continue to utilize UPS for the majority of our small package shipments and believe this is most advantageous to our company.

      In addition to the foregoing, the International Longshore and Warehouse Union ("ILWU"), which is the union of dock workers that move the cargo (such as import containers) along the West Coast, is in contract negotiations with the Pacific Maritime Union, a group of global ship owners and terminal operators. A strike by the ILWU would significantly slow the receipt of our import products and could adversely affect our results of operations.

 High Fixed Costs
 ----------------
      Operations and maintenance of our call center, distribution center, manufacturing facilities and management information systems involve substantial fixed costs. Paper and postage are significant components of our operating costs. Catalog mailings entail substantial paper, postage, and costs associated with catalog development. Each of these is subject to price fluctuations. We will be able to further reduce our paper and postage costs if we continue to migrate a significant portion of our business to the Internet because we will be less reliant on paper catalogs. If net revenues are substantially below expectations, our results of operations will be adversely affected.

 Competitive Factors
 -------------------
      The institutional market for sporting goods and leisure products is highly competitive and there are no significant barriers to enter this market. The size of this market has encouraged the entry of new competitors as well as increased competition from established companies. Competitors include large retail operations that also sell to the institutional market, other catalog and direct marketing companies, team dealers, and Internet sellers. Increased competition could result in pricing pressures, increased marketing expenditures and loss of market share and could have a material adverse effect on our results of operations.

 Continuation of Existing License Agreement
 ------------------------------------------
      In February 1992, we acquired two separate licenses to use several trade names, styles, and trademarks (including, but not limited to, MacGregor[R]). On December 21, 2000, the license relating to the use of the MacGregor[R] trademark was amended and restated in its entirety (the "License Agreement"). The License Agreement permits us to manufacture, promote, sell, and distribute to designated customers throughout the world, specified sports related equipment and products relating to baseball, softball, basketball, soccer, football, volleyball, and general exercise. The License Agreement requires us to pay royalties based upon sales of MacGregor branded products, with the minimum annual royalty set at $100,000. Futhermore, the License Agreement is exclusive with respect to certain customers and non-exclusive with respect to others. The License Agreement has an original term of forty (40) years, but will automatically renew for successive forty (40) year periods unless terminated in accordance with the terms of the license. We have converted a substantial portion of our products to the MacGregor[R] brand, which is believed to be a widely recognized trade name in the sporting goods industry. Termination of this license agreement could have a material adverse effect on our results of operations.

 Foreign Supplier Related Issues
 -------------------------------
      We derive a significant portion of our revenues from sales of products purchased directly from foreign suppliers located primarily in the Far East. In addition, we believe foreign manufacturers produce many of the products we purchase from domestic suppliers. We are subject to risks of doing business abroad, including delays in shipments, adverse fluctuations in foreign currency exchange rates, increases in import duties, decreases in quotas, changes in custom regulations, acts of God (such as earthquakes), war and political turmoil. The occurrence of any one or more of the foregoing could adversely affect our operations.

 Use of Deferred Tax Asset
 -------------------------
      We believe the net deferred tax assets will be realized through tax planning strategies available in future periods and future profitable operating results. Although realization is not assured, we believe it is more likely than not that all of the net deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced or eliminated in the near term if certain tax planning strategies are not successfully executed or estimates of future taxable income during the carryforward period are reduced.


 Item 3. Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------
      There have been no significant changes from items disclosed in Form 10-K for the fiscal year ended March 29, 2002.


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


 Item 4.   Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
      None.


 Item 5.   Other Information
           -----------------
      None.


 Item 6.   Exhibits and Reports on Form 8-K
           --------------------------------

         Exhibit
           Nbr.                         Description of Exhibit
 ------------------------ ---------------------------------------------------
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

 (a) (4) Exhibit 10.1 (*) Employment Agreement entered into by and between the Company and Eugene J.P. Grant dated January 1,
                          2001.

 (a) (4) Exhibit 10.2 (*) Amendment to Lease Agreement by and between
                          Athletic Training Equipment Company, Inc. and The Northwestern Mutual Life Insurance Company, dated January 29, 1999 regarding the property located in Sparks, NV.
 -----------------------------
 ( * )   =      Filed Herewith

                               SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      We hereby certify that this Report on Form 10-Q fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Company.


 Dated: August 2, 2002

                               SPORT SUPPLY GROUP, INC.


                               By: /s/ Geoffrey P. Jurick
                               --------------------------
                               Geoffrey P. Jurick
                               Chief Executive Officer

                               By: /s/ Robert K. Mitchell
                               --------------------------
                               Robert K. Mitchell
                               Chief Financial Officer

*******************************************************************************
                                                                 EXHIBIT 10.1


                             EMPLOYMENT AGREEMENT

      This Employment Agreement (this "Agreement") is made as of January 1, 2001, by and between Sport Supply Group, Inc., a Delaware corporation ("Employer") and Eugene J. P. Grant ("Employee").

                                  RECITALS:

      WHEREAS, Employer desires to retain the services of Employee, and Employee desires to provide services to Employer in accordance with the terms, conditions, and provisions of this Agreement;

      NOW, THEREFORE, in consideration of the covenants and agreements of the parties herein contained, the parties to this Agreement agree as follows:

      1. Term. Subject to the terms and conditions set forth in this Agreement, Employer hereby employs Employee, and Employee hereby accepts such employment from Employer, for a three year period commencing on January 1, 2001 (the "Effective Date") and expiring on December 31, 2003, except as otherwise provided herein.

      2. Duties. Employee will be employed as the Executive Vice President-Sales and Marketing of Employer, and in such capacity will perform the normal duties associated with such position and/or such other reasonable duties as may be assigned from time to time by the Board of Directors or Chairman of the Board of Employer. During the term of this Agreement, Employee shall devote his full time, attention, and energies to the business of Employer and its subsidiaries (including, without limitation, serving as President of Athletic Training Equipment Company, Inc.) in order to discharge his duties faithfully, diligently, to the best of his abilities, and in a manner consistent with any and all policies and guidelines as may be established by Employer from time to time. Employee shall report to the Chairman of the Board and to the Board of Directors of Employer.

      3.   Compensation.

           (a) Subject to the terms and conditions of this Agreement and as compensation for the performance of his services hereunder, Employer will pay Employee a fixed salary at a minimum annual rate of $205,000 (such rate is referred to herein as "Salary"). Employee's Salary will accrue and be payable to Employee in accordance with the payroll practices of Employer in effect from time to time during the term of this Agreement.

           (b) Employer will pay Employee a $500 per month allowance for car and car related expenses payable in accordance with the payroll practices of Employer in effect from time to time during the term of this Agreement.

           (c) Employee shall be entitled to receive an annual formula bonus equal to an amount up to thirty percent (30%) of the Salary based upon attainment of objectives identified in a business plan for Employer adopted by the Board of Employer .

        At its sole discretion the Board of Directors of Employer may develop such other incentive compensation arrangements, including but not limited to additional bonus incentives, as may be determined to be appropriate for the conduct of Employer's business and Employee's duties in connection therewith.

           (d) At its sole discretion, the Board of Directors of Employer may give additional bonuses to Employee, but is not required to do so under any circumstances. Employee is not entitled to participate in any bonus plan offered by Employer to its employees unless expressly provided for in writing.

           (e) Employee will be traveling between Reno, Nevada and Dallas, Texas on an as-needed basis in order to fulfill his responsibilities. Employer will reimburse Employee for his travel, lodging, and other business expenses incurred in connection with his employment under this Agreement in accordance with the policies of Employer in effect from time to time.

           (f) All payments to Employee pursuant to this Agreement will be subject to deduction and withholding authorized or required by applicable law.

      4.   Confidentiality

      (a) In exchange for and in consideration for the promises made by Employee herein, including promises made by Employee regarding noncompetition in Section 5 herein, Employer promises and agrees to provide Employee with confidential, nonpublic information (in addition to any such information previously obtained by Employee in the course of his employment) consistent with the duties of an individual in Employee's position, including but not limited to Employer's customer, supplier, and distributor lists, trade secrets, plans, manufacturing techniques, sales, marketing and expansion strategies, and technology and processes of Employer and/or its affiliates, as they may exist from time to time, and information concerning the products, services, production, development, technology and all technical information, procurement and sales activities and procedures, promotion and pricing techniques and credit and financial data concerning customers of, and suppliers to, Employer and/or its affiliates (referred to hereinafter as "Confidential Information"). Employee acknowledges that such Confidential Information constitutes valuable, special and unique assets of the Employer and that his access to and knowledge of the Confidential Information is essential to the performance of his duties under this Agreement. In consideration for Employer's promises herein, Employee agrees that all Confidential Information previously provided or known to Employee in the course of his employment with Employer and all such Confidential Information made available and provided to Employee pursuant to the terms of this Agreement will be considered Confidential Information owned by Employer and Employee agrees that Employee will not (i) disclose any Confidential Information to any person or entity other than in connection with his employment for Employer in accordance with Employer's policy, or (ii) make use of any Confidential Information for his own purposes or for the benefit of any other person or entity, other than Employer. Employee further represents and warrants that, on or prior to the date of this Agreement, he has not (i) disclosed any Confidential Information to any person or entity other than in connection with his employment for Employer in accordance with Employer's policy or (ii) made use of any Confidential Information for his own purposes or for the benefit of any other person or entity, other than Employer.

      (b)  Employee acknowledges  and  agrees  that  all  manuals,  drawings, blueprints, letters, notes, notebooks, reports, financial records (including, without limitation, budgets, business plans and financial statements), computers, computer equipment, computer disks, hard drives, electronic storage devices, books, procedures, forms, documents, records or paper, or copies thereof, pertaining to the operations or business of Employer made or received by Employee or made known to him in any way in connection with his employment and any other Confidential Information are and will be the exclusive property of Employer. Employee agrees not to copy or remove any of the above from the premises and custody of Employer, or disclose the contents thereof to any other person or entity except in the ordinary course of business consistent with Employer's policies. Employee acknowledges that all such papers and records will at all times be subject to the control of Employer, and Employee agrees to surrender the same upon request of Employer, and will surrender such no later than any termination of his employment with Employer, whether voluntary of involuntary.

      5. Non-Compete Covenant. Employee acknowledges that the Confidential Information specified above is valuable to the Employer and that, therefore, its protection and maintenance constitutes a legitimate interest to be protected by the Employer by the enforcement of this covenant not to compete. Therefore, in consideration for the promises made by Employer herein, including but not limited to the provision of Confidential Information set forth in Section 4 herein, Employee covenants and agrees that, (i) during the term of his employment by the Employer (or an affiliate of Employer) and (ii) for a period commencing upon the termination of Employee's employment by Employer (or an affiliate of Employer) and ending upon the first anniversary thereof, Employee will not, directly or indirectly, either as an individual or as an employer, employee, consultant, partner, officer, director, shareholder, substantial investor, trustee, agent, advisor, or consultant or in any other capacity whatsoever, of any person or entity (other than the Employer):

           (a) conduct or assist others in conducting any business in any market area in the United States related to (i) the promotion, marketing, distribution, manufacturing, sourcing, importing and/or sale of (A) sports related equipment and/or supplies marketed to institutional customers through direct mail catalogs or the Internet, (B) baseball/softball pitching machines, or (ii) any other business that generates more than 10% of Employer's revenues at the time of termination (the "Employer's Business");

           (b) recruit, hire, assist others in recruiting or hiring, discuss employment with or refer to others for employment (collectively referred to as "Recruiting Activity") any person who is, or within the 24 month period immediately preceding the date of any such Recruiting Activity was, at any time, an employee of the Employer or its affiliates; or

           (c)  (i) communicate  to any  competing entity  or enterprise  any competitive non-public information concerning any past, present or identified prospective client or customer of, or supplier to, Employer; or
 (ii) call on, solicit or take away or attempt to call on, solicit or take away any of the customers, suppliers, clients, licensors, licensees, manufacturers, distributors, dealers or independent salespersons of the Employer or any of its affiliates that are engaged in the Employer's Business or that conduct business with Employer in the United States; or induce, attempt to induce or assist any other person or entity in inducing or attempting to induce, directly or indirectly, any such customer, supplier, client, licensor, licensee, manufacturer, dealer, distributor or independent salesperson to discontinue their relationship with the Employer or its affiliates.

      The existence of any claim or cause of action of Employee against Employer, or any officer, director, or shareholder of Employer, whether predicated on this Agreement or otherwise, shall not constitute a defense to the enforcement by Employer of the covenants of Employee contained in this
 Section 5.

      If Employee violates any covenant contained in this Section 5 and Employer brings legal action for injunctive or other relief, Employer shall not, as a result of the time involved in obtaining the relief, be deprived of the benefit of the full period of any such covenant. Accordingly, the covenants of Employee contained in this Section 5 shall be deemed to have durations as specified above, which periods shall commence upon the later of
 (i) the termination of Employee's employment with Employer, and (ii) the date of entry by a court of competent jurisdiction of a final, non-appealable judgment enforcing the covenants of Employee in this Section 5. During any period of time in which Employee is in breach of this covenant not to compete, the parties agree that the time period of this covenant shall be extended for an amount of time that Employee is in breach hereof.

      Employee understands and agrees that the scope of this covenant contained in this Section 5 is reasonable as to time, area, and persons and is necessary to protect the proprietary and legitimate business interests of the Employer, and but for such covenant the Employer would not have agreed to enter into the transactions contemplated by this Agreement. Employee agrees that this covenant is reasonable in light of the compensation and other benefits Employee has accepted pursuant to this Agreement. It is further agreed that such covenant will be regarded as divisible and will be operative as to time, area, and persons to the extent that it may be so operative. If any part of this Section is declared invalid, unenforceable, or void as to time, area, or persons, the validity and enforceability of the remainder will not be affected. Should a court of competent jurisdiction determine this covenant unenforceable as written, the parties agree that the court shall modify this covenant to the extent necessary to make it enforceable. The alleged breach of any other provision of this Agreement asserted by Employee shall not be a defense to claims arising from Employer's enforcement of this covenant.

      6. Proprietary Information. Employee hereby assigns to Employer all of Employee's right, title and interest to, and shall promptly disclose to Employer, all ideas, inventions, products, services, discoveries or improvements (whether or not patentable) conceived or developed solely or jointly by Employee during the term of this Agreement (a) that relate to the Employer's Business or the actual or anticipated research or development of Employer, (b) that result from any work performed by Employee for Employer, or (c) for which equipment, supplies, facilities or Confidential Information of Employer was used. Employee agrees to execute any further documents and/or patents that Employer requests and will otherwise assist Employer (at Employer's expense) in protecting Employer's rights to such ideas, inventions, products, services, discoveries or improvements. Employee hereby appoints Employer as his attorney-in-fact, with full power of substitution, to execute and deliver such documents or patents on behalf of Employee. This appointment is coupled with an interest in and to the ideas, inventions, products, services, discoveries and improvements conceived or developed by Employee and shall survive Employee's death or disability. Employee hereby waives and quitclaims to Employer any and all claims of any nature whatsoever that Employee may now or may hereafter have for infringement of any patents or copyrights resulting from or relating to any applications for any United States or foreign letters, patent or copyright registrations assigned hereunder to Employer. Employee represents to Employer that Employee has not conceived or reduced to practice any ideas, inventions, products, services, discoveries or improvements at the time of signing this Agreement.

      7.   Termination

           (a)  Employer's  obligations   under  this   Agreement  shall   be
 terminated if Employee is discharged by Employer for cause. For the purposes of this Agreement, a discharge for cause shall mean a discharge resulting from a determination by the Chairman of the Board of Employer that
 Employee: (i) has been convicted of a crime involving fraud, theft or embezzlement; (ii) has failed and/or refused to follow the written policies, practices, directives, or orders established by Employer's Board of Directors and such failure or refusal is not cured within fifteen (15) days of the date Employer sends a written notice to Employee requesting that Employee cure such failure or refusal; (iii) has committed acts of gross negligence to the detriment of Employer; (iv) has persistently failed or refused to perform his duties hereunder and such failure or refusal is not cured within fifteen (15) days of the date Employer sends a written notice to Employee requesting that Employee cure such failure or refusal; (v) has been insubordinate; or (vi) has breached any of the material terms or provisions of this Agreement (including, but not limited to, a breach of
 Section 4, 5 or 6 hereof). Notwithstanding anything to the contrary contained herein, the 15-day cure period referenced in subsections (ii) and
 (iv) of this Section shall not apply if Employee has been given the opportunity to cure an alleged default under either of these subsections on a prior occasion. Any termination for cause shall be appealable to the Board of Directors of the Company.

           (b) If Employee is absent from employment, or unable to render services herein, by reason of physical or mental illness or disability for more than three (3) months in the aggregate in any twelve (12) month period, and the Employee is unable to perform his essential job functions with or without reasonable accommodation, then Employee shall be considered permanently disabled, and this Agreement may be immediately terminated by Employer without any further obligation to Employee.

           (c)  If  Employee  dies,  this  Agreement  shall  immediately  and
 automatically  terminate,  without   further  obligation   to  Employee   or
 Employee's estate.

           (d) In the event Employee resigns from the employ of Employer, all of Employer's obligations under this Agreement shall be terminated.

           (e) If Employee is terminated without cause prior to December 31, 2003 (and so long as Employee continues to abide by the Sections of this Agreement that survive after such termination), then Employer will continue to pay Employee his Salary through December 31, 2003 as if the Employee was not terminated. Except as set forth in the immediately preceding sentences, Employer will have no other obligations to Employee if Employee is terminated without cause. However, in the event Employee is terminated without cause in the last twelve (12) months of employment, the provisions of Section 5 shall continue only so long as Employer continues to pay Employee his Salary in accordance with Employer's payroll practices in effect at such time.

           (f)  The provisions of Sections 4, 5, 6, 7, 8, 9, 10, 11, 12,  13,
 14, 17, 18 and 19 shall survive any termination or expiration of this Agreement.

      8. Injunctive Relief. Each party acknowledges that a remedy at law for any breach or attempted breach of this Agreement will be inadequate, agrees that each party will be entitled to specific performance and injunctive and other equitable relief in case of any breach or attempted breach and agrees not to use as a defense that any party has an adequate remedy at law. This Agreement shall be enforceable in a court of equity, or other tribunal with jurisdiction, by a decree of specific performance, and appropriate injunctive relief may be applied for and granted in connection herewith. Such remedy shall not be exclusive and shall be in addition to any other remedies now or hereafter existing at law or in equity, by statute or otherwise. No delay or omission in exercising any right or remedy set forth in this Agreement shall operate as a waiver thereof or of any other right or remedy and no single or partial exercise thereof shall preclude any other or further exercise thereof or the exercise of any other right or remedy.

      9.   Binding Nature.     The rights and  obligations of Employer  under
 this Agreement will inure to the benefit of and will be binding upon the successors and assigns of Employer.

      10. Severability. If any provision of this Agreement is declared or found to be illegal, unenforceable or void, in whole or in part, then both parties will be relieved of all obligations arising under such provision, but only to the extent it is illegal, unenforceable or void. The intent and agreement of the parties to this Agreement is that this Agreement will be deemed amended by modifying any such illegal, unenforceable or void provision to the extent necessary to make it legal and enforceable while preserving its intent, or if such is not possible, by substituting therefor another provision that is legal and enforceable and achieves the same objectives. Notwithstanding the foregoing, if the remainder of this Agreement will not be affected by such declaration or finding and is capable of substantial performance, then each provision not so affected will be enforced to the extent permitted by law.

      11. Waiver. No delay or omission by either party to this Agreement to exercise any right or power under this Agreement will impair such right or power or be construed as a waiver thereof. A waiver by either of the parties to this Agreement of any of the covenants to be performed by the other or any breach thereof will not be construed to be a waiver of any succeeding breach thereof or of any other covenant contained in this Agreement. All remedies provided for in this Agreement will be cumulative and in addition to and not in lieu of any other remedies available to either party at law, in equity, or otherwise.

      12. Governing Law. This Agreement will be governed by and construed in accordance with the laws of the State of Texas without giving effect to any principle of conflict-of-laws that would require the application of the law of any other jurisdiction.

      13. Notices. For purposes of this Agreement, notices and all other communications provided for in this Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered mail, return receipt requested, postage prepaid, addressed as follows:

      If to Employee:                    If to Employer:
      Eugene J. P. Grant                 Sport Supply Group, Inc.
      [deleted for confidentiality]      Attention:  Chief Executive Officer
                                         1901 Diplomat Drive
                                         Farmers Branch, Texas 75234

 or to such other address as either party may have furnished to the other in writing in accordance herewith, except that notices of change of address shall be effective only upon receipt.

      14. Submission to Jurisdiction. All parties hereto hereby irrevocably submit to the jurisdiction of the state and federal courts of the State of Texas and agree and consent that service of process may be made upon it in any proceeding arising out of this Agreement by service of process as provided by Texas law. All parties hereto hereby irrevocably waive, to the fullest extent permitted by law, any objection which it may now or hereafter have to the laying of venue of any suit, action or proceeding arising out of or relating to this Agreement brought in the District Court of Dallas County, State of Texas, or in the United States District Court for the Northern District of Texas, and hereby further irrevocably waive any claims that any such suit, action or proceeding brought in any such court has been brought in an inconvenient forum.

      15.  Counterparts.    This  Agreement   may  be  executed  in   several
 counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

      16. Assignment. The rights and obligations of Employer may, without the consent of Employee, be assigned by Employer to any parent, subsidiary, affiliate, or successor of Employer. Employee may not assign any of his rights or obligations under this Agreement.

      17. Entire Agreement. This Agreement and the Option Agreement constitute the entire agreement between the parties to this Agreement with respect to the subject matter of this Agreement and there are no understandings or agreements relative to this Agreement (other than the Option Agreement) which are not fully expressed in this Agreement. All prior or contemporaneous agreements between the parties with respect to the subject matter of this Agreement (other than the Option Agreement) being expressly superseded by this Agreement. No change, waiver, or discharge of this Agreement will be valid unless in writing and signed by the party against which such change, waiver, or discharge is to be enforced.

      18. Attorneys' Fees. If any action at law or in equity is necessary to enforce or interpret the terms of this Agreement, the prevailing party shall be entitled to receive from the other its reasonable attorneys' fees, costs, and necessary disbursements in addition to any other relief to which such party may be entitled.

      19. Representations, Warranties and Covenants. Employee understands as part of the consideration for the offer of employment extended to
 Employee by Employer and of his employment or continued employment by Employer, that Employee has not brought and will not bring with him to Employer or use in the performance of his responsibilities at Employer any materials or documents of a former employer (other than Athletic Training Equipment Company, Inc., a Nevada corporation) that are not generally available to the public, unless Employee has obtained express written authorization from the former employer for their possession and use. Employee represents and warrants to Employer that the execution, delivery, and performance of Employee of and under this Agreement does not and will not with the passage of time or the giving of notice or both violate the terms and conditions of any other written or oral agreement to which Employee is a party or by which Employee is bound. Employee represents and warrants that he is not a party to any employment, non-competition, proprietary information or confidentiality agreement with any former employer that remains or may remain in effect as of the date hereof. Employee has not entered into, and Employee agrees not to enter into, any oral or written agreement that is in any way inconsistent with the terms of this Agreement. Employee also understands that, in his employment with Employer, Employee is not to breach any obligation of confidentiality that Employee has to former employers.

      Employee further  represents  and  warrants that  he  has  never  been:
 (i) convicted or indicted in a criminal proceeding and is not a named subject of a pending criminal proceeding (excluding minor traffic violations); (ii) the subject of any investigation, order, judgment or decree, not subsequently reversed, suspended or vacated, of any court, permanently or temporarily enjoining him from, or otherwise limiting, Employee's engagement in any (A) activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or (B) type of business practice; or
 (iii) found, whether formally or informally, by a court in a civil action or by the Securities and Exchange Commission to have violated any Federal or State securities laws.


      IN WITNESS WHEREOF, the parties to this Agreement have executed and delivered this Agreement on the date first above written.


                               EMPLOYER:

                               SPORT SUPPLY GROUP, INC.,
                               a Delaware corporation


                               By:
                               -------------------------
                               John P. Walker
                               President


                               EMPLOYEE:

                               -------------------------
                               Eugene J. P. Grant


*******************************************************************************
                                                                 EXHIBIT 10.2


                           FIRST AMENDMENT TO LEASE

      THIS FIRST AMENDMENT TO THE LEASE AGREEMENT DATED January 29, 1999 ("First Amendment") is entered into by and between The Northwestern Mutual Life Insurance Company dba Sparks Industrial as Landlord and Athletic Training Equipment Company, Inc., as Tenant, as of the 12th day of March, 1999. The above described Lease Agreement shall be modified as follows:


 Paragraph 38 shall be amended and shall read:

 38.  MONTHLY RENTAL
      --------------
      Months 1-60:        $18,125.50 per month ($0.29 PSF)
      Months 61-89:       $18,750.00 per month ($0.30 PSF)
      The above Base Rental Rates and Lease Term shall supersede any possible contradictory items in the Lease Document.


 Paragraphs 48 and 49 shall be added and shall read:

 48.  TENANT IMPROVEMENTS
      -------------------

      As per item 39.   TENANT IMPROVEMENTS of  the Lease Document,  Landlord
 shall increase the Tenant Improvement Allowance of $360,000 to $440,000. All other items of this paragraph shall remain the same.

 49.  EARLY TERMINATION/BUYOUT SCHEDULE
      ---------------------------------

      New Early Termination/Buyout Amortization Schedules, referred to in Paragraphs 43 and 45 of the Lease, shall be attached as "Exhibits D and E" and made part of this document reflecting the increased Tenant Improvement Allowance from $360,000 to $440,000.


      IN WITNESS WHEREOF, the parties hereto have signed and sealed this First Amendment this 25th day of March, 1999.


 "LANDLORD"
 Northwestern Investments Management Company dba Sparks Industrial

 By:  /s/ Bruce C. Behnke  3/19/99
 ------------------------- -------
 Its: Director-Field Asset  Date
      Management


 "LANDLORD'S AGENT"                 "TENANT"
 Trainor & Associates               Athletic Training Equipment Company, Inc.

 By:  /s/ John I. Trainor  3/25/99  By:  /s/ Eugene Grant  3/17/99
 ------------------------  -------  ---------------------  -------
 Its: President             Date    Its: President          Date