Form 10-Q
period 2002-09-27
SPORT SUPPLY GROUP INC
filed 2002-11-12
CIK 872855

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

 (Mark One)

   [ x ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 27, 2002.

                                OR
   [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______________ to _______________.

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

      Indicated below is the number of shares outstanding of each class of the registrant's common stock as of November 12, 2002.

  Title of Each Class of Common Stock                  Number Outstanding
  -----------------------------------                  ------------------
     Common Stock, $0.01 par value                      8,917,244 shares

                         PART I. FINANCIAL INFORMATION


 Item 1.   Financial Statements.
           ---------------------

 Index to Consolidated Financial Statements                        Page
 ------------------------------------------                        ----
 Consolidated Balance Sheets as of September 27, 2002
   and March 29, 2002 (Unaudited)                                    3

 Consolidated Statements of Operations for the three
   and six months ended September 27, 2002 and
   September 28, 2001 (Unaudited)                                    4

 Consolidated Statements of Cash Flows for the six months
   ended September 27, 2002 and September 28, 2001 (Unaudited)       5

 Notes to Consolidated Financial Statements (Unaudited)              6

                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                  September 27,    March 29,
                                                       2002           2002
                                                   -----------    -----------
                                                   (unaudited)
 CURRENT ASSETS :
    Cash and equivalents                          $    570,160   $    586,911
    Accounts receivable:
       Trade, less allowance for doubtful
       accounts of $444,000 at September 27,
       2002 and $524,000 at March 29, 2002          15,788,707     18,824,829
       Other                                           445,599        235,008
    Inventories, net                                16,255,480     18,368,392
    Other current assets                               567,674        560,362
    Deferred tax assets                              1,522,817      1,659,039
                                                   -----------    -----------
       Total current assets                         35,150,437     40,234,541
                                                   -----------    -----------

 DEFERRED CATALOG EXPENSES                           1,576,084      2,017,280

 PROPERTY, PLANT AND EQUIPMENT :
    Land                                                 8,663          8,663
    Buildings                                        1,605,102      1,605,102
    Computer equipment & software                   11,313,858     11,231,120
    Machinery and equipment                          6,399,800      6,358,546
    Furniture and fixtures                           1,709,765      1,673,683
    Leasehold improvements                           2,426,712      2,384,335
                                                   -----------    -----------
                                                    23,463,900     23,261,449
    Less -- Accumulated depreciation
      and amortization                             (14,238,055)   (13,310,710)
                                                   -----------    -----------
                                                     9,225,845      9,950,739
                                                   -----------    -----------

 DEFERRED TAX ASSETS                                 3,841,186      3,841,186

 COST IN EXCESS OF NET ASSETS ACQUIRED,
    less accumulated amortization of
    $2,171,000 at Sept. 27, 2002 and
    March 29, 2002                                   7,442,432      7,442,432

 TRADEMARKS, less accumulated amortization
    of $941,000 at Sept. 27, 2002 and
    $1,114,000 at March 29, 2002                     2,974,326      3,044,888

 OTHER ASSETS, less accumulated amortization
    of $702,000 at Sept. 27, 2002 and
    $589,000 at March 29, 2002                         686,073        775,839
                                                   -----------    -----------
                                                  $ 60,896,383   $ 67,306,905
                                                   ===========    ===========

 CURRENT LIABILITIES :
    Accounts payable                              $  7,943,506   $  9,532,407
    Other accrued liabilities                        3,899,440      3,652,310
    Notes payable and capital lease
      obligations, current portion                      76,309         73,132
                                                   -----------    -----------
          Total current liabilities                 11,919,255     13,257,849
                                                   -----------    -----------
 NOTES PAYABLE AND CAPITAL LEASE
   OBLIGATIONS, net of current portion              11,696,265     17,000,139

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY :
    Preferred stock, par value $0.01, 100,000
      shares authorized, no shares outstanding               -              -
    Common stock, par value $0.01, 20,000,000
      shares authorized, 9,362,397 shares issued
      at September 27, 2002 and March 29, 2002,
      8,917,244 shares outstanding at September
      27, 2002 and March 29, 2002                       93,624         93,624
    Additional paid-in capital                      48,101,331     48,101,331
    Accumulated deficit                             (7,112,810)    (7,344,756)
    Treasury stock, at cost, 445,153 shares at
      September 27, 2002 and March 29, 2002         (3,801,282)    (3,801,282)
                                                   -----------    -----------
                                                    37,280,863     37,048,917
                                                   -----------    -----------
                                                  $ 60,896,383   $ 67,306,905
                                                   ===========    ===========

 The accompanying notes are an integral part of these financial statements.


                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                    - For The Three Months Ended -  - For The Six Months Ended -
                                     September 27,   September 28,  September 27,  September 28,
                                          2002            2001           2002           2001
                                      -----------     -----------    -----------     -----------
 Net revenues                        $ 26,087,446    $ 28,244,583   $ 52,860,603    $ 56,199,814

 Cost of sales                         18,055,573      20,356,103     36,689,440      40,371,975
                                      -----------     -----------    -----------     -----------
   Gross profit                         8,031,873       7,888,480     16,171,163      15,827,839


 Selling, general &
   administrative expenses              7,751,413       8,059,687     15,304,443      16,177,837
 Internet expenses                        105,716          75,090        179,335         162,143
                                      -----------     -----------    -----------     -----------
   Operating income (loss)                174,744        (246,297)       687,385        (512,141)


 Interest expense                        (147,095)       (261,333)      (315,224)       (593,698)

 Other income (expense), net                3,953             202         (3,994)         75,176
                                      -----------     -----------    -----------     -----------
   Income (loss) before income taxes       31,602        (507,428)       368,167      (1,030,663)

 (Provision for) benefit from
   income taxes                            (9,377)        185,967       (136,221)        375,468
                                      -----------     -----------    -----------     -----------
 Net income (loss)                   $     22,225    $   (321,461)  $    231,946    $   (655,195)
                                      ===========     ===========    ===========     ===========
 Earnings (loss) per share:


   Net earnings (loss) - basic       $       0.00    $      (0.04)  $       0.03    $      (0.07)
                                      ===========     ===========    ===========     ===========

   Net earnings (loss) - diluted     $       0.00    $      (0.04)  $       0.03    $      (0.07)
                                      ===========     ===========    ===========     ===========
 Weighted average number of common
   shares outstanding - basic           8,917,244       8,914,606      8,917,244       8,914,606
                                      ===========     ===========    ===========     ===========
 Weighted average number of common
   shares outstanding - diluted         8,919,893       8,914,606      8,917,624       8,914,606
                                      ===========     ===========    ===========     ===========

 The accompanying notes are an integral part of these financial statements.

                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                  - For The Six Months Ended -
                                                  September 27,  September 28,
                                                       2002           2001
                                                   -----------    -----------
 CASH FLOWS FROM OPERATING ACTIVITIES :
   Net income (loss)                              $    231,946   $   (655,195)
   Adjustments to reconcile net income (loss)
     to net cash provided by (used in) operating
     activities:
       Depreciation and amortization                 1,123,697      1,328,261
       Provision for accounts receivable               193,158        157,283
       Changes in assets and liabilities:
          Decrease in accounts receivable            2,632,373        575,611
          Decrease in inventories                    2,112,912      3,550,197
          Decrease in deferred catalog expenses
            and other current assets                   433,884        783,450
          Decrease in accounts payable              (1,588,901)    (4,987,227)
          (Increase) decrease in deferred
            tax assets                                 136,222       (260,114)
          Decrease in accrued liabilities              247,130      1,203,538
          (Increase) in other assets                    (7,594)       (62,221)
                                                   -----------    -----------
    Net cash provided by operating activites         5,514,827      1,633,583
                                                   -----------    -----------

 CASH FLOWS FROM INVESTING ACTIVITIES :
    Acquisitions of property, plant & equipment       (230,881)      (110,583)
                                                   -----------    -----------
    Net cash used in investing activities             (230,881)      (110,583)
                                                   -----------    -----------

 CASH FLOWS FROM FINANCING ACTIVITIES :
    Payments of notes payable and capital
      lease obligations, net                        (5,300,697)    (2,311,008)
                                                   -----------    -----------
    Net cash used in financing activities           (5,300,697)    (2,311,008)
                                                   -----------    -----------

 NET CHANGE IN CASH AND EQUIVALENTS                    (16,751)      (788,008)

 Cash and equivalents, beginning of period             586,911      1,271,096
                                                   -----------    -----------
 Cash and equivalents, end of period              $    570,160   $    483,088
                                                   ===========    ===========


 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid during the period for interest         $    353,967   $    656,664
                                                   ===========    ===========
 Cash paid during the period for income taxes     $     68,774   $     60,390
                                                   ===========    ===========

 The accompanying notes are an integral part of these financial statements.

                   SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 27, 2002
                                  (Unaudited)

 Basis of Presentation
 ---------------------
      These consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of Sport Supply Group, Inc.'s ("SSG") consolidated financial position as of September 27, 2002 and the results of its operations for the three and six month periods ended September 27, 2002 and September 28, 2001.

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

 Note 1 - Inventories
 --------------------
      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out and weighted-average cost methods for items manufactured by us and weighted-average cost for items purchased for resale. As of September 27, 2002 and March 29, 2002, inventories consisted of the following:

                                                September 27,     March 29,
                                                    2002             2002
                                                -----------      -----------
   Raw materials                               $  1,995,762     $  2,153,634
   Work-in-progress                                 330,921          257,653
   Finished and purchased goods                  15,005,763       17,121,730
                                                -----------      -----------
                                                 17,332,446       19,533,017
   Less inventory allowance for obsolete
     or slow moving items                        (1,076,966)      (1,164,625)
                                                -----------      -----------
   Inventories, net                            $ 16,255,480     $ 18,368,392
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

      The following table contains transactional data for our stock option plan.

                                                  For the Six months Ended
                                               September 27,    September 28,
                                                    2002             2001
                                                -----------      -----------
  Options outstanding - beginning of period         926,179          906,929
  Options granted                                         0           20,000
  Options exercised                                       0                0
  Options forfeited                                (555,750)          (7,375)
                                                -----------      -----------
  Options outstanding - end of period               370,429          919,554
                                                ===========      ===========

  Weighted average exercise prices                    $7.08            $7.52
                                                ===========      ===========


                     Stock Options Outstanding      Stock Options Exercisable
                    ------------------------------  -------------------------
                              Wtd. Avg.  Wtd. Avg.                Wtd. Avg.
    Range of                 Remaining   Exercise                 Exercise
 Exercise Prices    Shares     Life        Price      Shares        Price
 ---------------    ------   ---------   ---------    -------     ---------
  $0.95 - $9.44    370,429    6.3 yrs.     $7.08      357,095       $7.29



 Note 3 - Notes Payable and Capital Lease Obligations
 ----------------------------------------------------
      As of September 27, 2002 and March 29, 2002, notes payable and capital lease obligations consisted of the following:

                                               September 27,      March 29,
                                                   2002             2002
                                                -----------      -----------
 Note payable under revolving line of credit,
   Interest based on prime (4.75% at
   September 27, 2002 and March 29, 2002)
   and LIBOR, as adjusted (4.33% at
   September 27, 2002  and 4.35% at
   March 29, 2002), due March 27, 2004,
   collateralized by substantially all
   assets.                                     $ 11,590,121     $ 16,838,905

 Capital lease obligation, interest at
   9.0%, payable in annual Installments
   of principal and interest totaling
   $55,000 through August 2005.                     117,963          158,682

 Other                                               64,490           75,684
                                                -----------      -----------
      Total                                      11,772,574       17,073,271
 Less - current portion                             (76,309)         (73,132)
                                                -----------      -----------
   Long-term notes payable and capital
     lease obligations, net                    $ 11,696,265     $ 17,000,139
                                                ===========      ===========

      We have a Loan and Security Agreement with Congress Financial Corporation to finance our working capital requirements through March 2004. This agreement provides for revolving loans and letters of credit which, in the aggregate, cannot exceed the lesser of $25 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivable and inventories. As of September 27, 2002, we had total available borrowings under our senior credit facility of approximately $18.1 million of which approximately $11.6 million were outstanding. Amounts outstanding under the senior credit facility are secured by substantially all the assets of Sport Supply Group, Inc. and its subsidiaries. Pursuant to the Loan and Security Agreement, we are restricted from, among other things, paying cash dividends and entering into certain transactions without the lender's prior consent and we are required to maintain certain net worth levels.


 Note 4 - Capital Structure
 --------------------------
      As of September 27, 2002, our issued and outstanding capital stock consisted solely of common stock. We have 370,429 options outstanding under the stock option plan with exercise prices ranging from $0.95 to $9.44 per share. If the options were exercised, all holders would have rights similar to common shareholders.


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

      The following table sets forth the computation of basic and diluted income (loss) per share:

                         For the Three Months Ended  For the Six Months Ended
                             Sept. 27,    Sept. 28,    Sept. 27,    Sept. 28,
                                2002         2001         2002         2001
                             ---------     ---------   ---------    ---------
 Numerator:
 ----------
 Net income (loss)             $22,225    $(321,461)    $231,946   $(655,195)
                                ======     ========      =======    ========
 Denominator:
 ------------
 Weighted average
 common shares - basic       8,917,244     8,914,606   8,917,244    8,914,606
                             =========     =========   =========    =========
 Effect of dilutive
 securities:
 Employee stock options          2,649             0         380            0
                             ---------     ---------   ---------    ---------
 Weighted average
 common shares - diluted     8,919,893     8,914,606   8,917,624    8,914,606
                             =========     =========   =========    =========
 Per Share Calculations:
 -----------------------
 Net income (loss) - basic       $0.00       $(0.04)       $0.03      $(0.07)
                                  ====        =====         ====       =====
 Net income (loss) - diluted     $0.00       $(0.04)       $0.03      $(0.07)
                                  ====        =====         ====       =====
 Securites excluded from
 weighted average common
 shares diluted because their
 effect would be antidilutive  361,054     1,919,554     361,054    1,919,554
                               =======     =========     =======    =========


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

      In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires that goodwill not be amortized but instead be tested for impairment at least annually by reporting unit. We adopted SFAS 142 effective March 30, 2002. As a result, we ceased recording amortization of goodwill on March 30, 2002. Had we ceased amortizing goodwill as of the beginning of fiscal 2001, net loss for the three and six-month periods ending September 28, 2001 would have decreased by $43,000 ($0.01 per basic and diluted share) and $89,000 ($0.01 per basic and diluted share), respectively.

      Goodwill is required to be tested for impairment in a transitional test upon adoption and then at least annually by reporting unit. Goodwill impairment testing must also be performed more frequently if events or other changes in circumstances indicate that goodwill might be impaired. Under the provisions of SFAS 142, a two step process is used to evaluate goodwill impairment. Under step one of the evaluation process, the carrying value of a reporting unit is compared to its fair value to determine if a potential goodwill impairment exists. Under step two of the evaluation process, if a potential goodwill impairment is identified during step one, then the amount of goodwill impairment, if any, is measured using a hypothetical purchase price allocation approach. SFAS 142 required us to complete step one within six months of the date of adoption. SFAS 142 requires us to complete step two by the end of our fiscal year ended March 28, 2003.

      We have completed our step one analysis of the potential impairment of goodwill. The results of our analysis indicated that we have a potential impairment of goodwill in each of our two reporting units. We are in the process of conducting step two of our transitional year assessment which will be completed by the end of the fiscal year ended March 28, 2003. As the step two assessment involves complex determinations with respect to the fair value of the individual assets and liabilities of each reporting unit, the amount of goodwill impairment, if any, cannot be reliably predicted at this time. As of March 30, 2002 and September 27, 2002, we had $7.4 million of goodwill recorded on our consolidated balance sheet. Under SFAS 142, any goodwill impairment recorded upon transition is reported as a cumulative effect of a change in accounting principle on the consolidated statement of operations as of the date of adoption, and has no cash impact.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
           ---------------------------------------------------------------

 Results of Operations
 ---------------------
 Net Revenues. Net revenues decreased approximately $2.2 million (7.6%) and $3.3 million (5.9%) for the three and six month period ended September 27, 2002 as compared to same periods last year. The decrease in net revenues was primarily the result of a general slow-down in school and youth organization funding and competitive pressures in the marketplace.

 Gross Profit. As a percentage of net revenues, gross profit increased to 30.8% from 27.9% and to 30.6% from 28.2% for the three and six month periods ended September 27, 2002, respectively as compared to the same periods last year. These increases are primarily the result of consolidating several of our plants, exiting certain unprofitable product lines and improving product sourcing.

 Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased approximately $308,000 (3.8%) and $873,000 (5.4%) for the three and six month periods ended September 27, 2002, respectively as compared to the same periods last year. As a percentage of net revenues, selling, general and administrative expenses increased to 29.7% from 28.5% and to 29.0% from 28.8% for the three and six month periods ended September 27, 2002, respectively as compared to the same periods last year. The decrease in the six month period was primarily a result of the following:

 (i.) A decrease in payroll related expense of approximately $458,000, attributable to a reduced headcount.

 (ii.) A decrease in depreciation  and amortization expense of  approximately
      $192,000, primarily a result of assets reaching their full depreciation levels and the discontinuation of amortization of goodwill.

 (iii.) A decrease in facility expense of approximately $124,000, primarily associated with a reduction in telecommunication expenses and various other facility operating expenses.

 Internet Expense. Internet related expenses increased approximately $31,000 and $17,000 for the three and six month periods ended September 27, 2002, respectively as compared to the same periods last year. These expenses are related to the continued support and enhancement of our internet capabilities to increase our ability to post electronic catalogs on our websites and increase web originated orders.

 Interest Expense. Interest expense decreased approximately $114,000 (43.7%) and $278,000 (46.9%) for the three and six month periods ended September 27, 2002, respectively as compared to the same periods last year. This decrease is due to significantly lower overall borrowing levels and lower interest rates.

 Income Tax Expense. Income taxes for the three month period ended September 27, 2002 resulted in expense of approximately $9,000 as compared to a benefit of approximately $186,000 for the three month period ended September 28, 2001. Income taxes for the six month period ended September 27, 2002 resulted in expense of approximately $136,000 as compared to a benefit of approximately $375,000 for the six month period ended September 28, 2001. We have a net operating loss carryforward included in net deferred tax assets that can be used to offset future taxable income and can be carried forward for 15 to 20 years. We believe the net deferred tax assets will be realized through tax planning strategies available in future periods and future profitable operating results. Although realization is not assured, we believe it is more likely than not that all of the net deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced or eliminated in the near term if certain tax planning strategies are not successfully executed or estimates of future taxable income during the carryforward period are reduced.

 Net Income. Net income increased to approximately $22,000 for the three month period ended September 27, 2002 as compared to a net loss of approximately ($321,000) for the three month period ended September 28, 2001. The six month period ended September 27, 2002 resulted in net income of approximately $232,000 as compared to a net loss of approximately ($655,000) for the six month period ended September 28, 2001. Net income per share increased to $0.03 from a net loss per share of $(0.07) for the six month period ended September 27, 2002 as compared to the six month period ended September 28, 2001.

 Liquidity and Capital Resources
 -------------------------------
      Our working capital decreased approximately $3.7 million during the six month period ended September 27, 2002, from $27.0 million at March 29, 2002 to $23.2 million at September 27, 2002. The decrease in working capital is primarily a result of a decrease in trade accounts receivable of approximately $3.0 million and a decrease in inventories of approximately $2.1 million. This decrease in working capital was partially offset by a decrease in trade payables of approximately $1.6 million. This reduction in working capital is reflected in the decrease of our long term debt.

      We have a credit agreement with Congress Financial Corporation to finance our working capital requirements through March 2004. The credit agreement provides for a $25 million revolving credit facility. Borrowings under the Credit Agreement are subject to an accounts receivable and inventory collateral base and are secured by substantially all of our assets. We are required to maintain certain net worth levels and as of
 September 27,  2002 we  were  in compliance  with  this requirement.  As  of
 September 27, 2002, we had total available borrowings under our senior credit facility of approximately $18.1 million of which approximately $11.6 million were outstanding.

      We believe our short-term and long-term working capital requirements necessary to support our operations will be satisfied from borrowings under our credit facility and cash flows from operations. Continued revenue declines and additional future losses could negatively impact our results of operations and impact our ability to support our working capital needs. We have taken steps to improve our profitability, including revenue enhancement programs and cost reductions which should support our anticipated working capital requirements.

      We do not currently have any significant commitments for capital expenditures.

 The following table sets forth our contractual obligations at September 27, 2002 for the periods shown:

                               Due in     Due in
                Due within     two to     Four to
                 one year   three years  five years  Thereafter      Total
                 ------------------------------------------------------------
 Notes payable  $   53,563  $11,647,679   $   25,202   $     --   $11,726,444
 Capital lease
  obligations       22,746       23,384           --         --        46,130
 Leases          1,935,988    2,472,415       16,085         --     4,424,488
                 ------------------------------------------------------------
 Total          $2,012,297  $14,143,478   $   41,287  $      --   $16,197,062
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

 Critical Accounting Policies
 ----------------------------
      For the quarter ended September 27, 2002, the significant changes to our accounting policies from those reported in our Report on Form 10-K for the fiscal year ended March 29, 2002 were as follows:

 Intangible Assets.    We  have  significant  intangible  assets  related  to
 goodwill and other acquired intangibles. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. Effective March 30, 2002, we adopted SFAS 142 which requires us to cease amortization of goodwill, to perform a transitional test for potential goodwill impairment upon adoption, and then test goodwill for impairment at least annually by reporting unit. (See Note 7 - Adoption of New Accounting Pronouncements.)


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

 General and Specific Market and Economic Conditions
 ---------------------------------------------------
      The general economic condition in the U.S. could affect pricing and availability on raw materials such as metals, petroleum and other commodities used in manufacturing certain products and certain purchased finished goods as well as transportation costs. Any material price increases to our customer could have an adverse effect on revenues and any price increases from vendors could have an adverse effect on our costs. Professional sports have a significant impact on the market conditions for each individual sport. Collective bargaining, labor disputes, lockouts or strikes by a professional sport could have a negative impact on our revenues.

 Budgetary Restrictions of Schools and Government Agencies
 ---------------------------------------------------------
      Much of our business is dependent on the budgetary allowances of schools as well as, local, state and federal government agencies. Restrictions to the budgeted spending of these entities could adversely affect our result of operations.

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

      We ship approximately 70% of our products using United Parcel Service ("UPS"). As experienced in 1997, a strike by UPS or any of our other major carriers could adversely affect our results of operations due to not being able to deliver our products in a timely manner and using other more expensive freight carriers. UPS and the International Brotherhood of Teamsters have agreed on a new contract to replace the five year agreement that expired on July 31, 2002. Although we have analyzed the cost benefit effect of using other carriers, we continue to utilize UPS for the majority of our small package shipments and believe this is most advantageous to our company.

      In addition to the foregoing, the International Longshore and Warehouse Union ("ILWU"), which is the union of dock workers that move the cargo (such as import containers) along the West Coast, is in contract negotiations with the Pacific Maritime Association ("PMA"), a group of global ship owners and terminal operators. On September 27, 2002, the PMA instituted a lockout of workers at all 29 West Coast ports because of a labor dispute with union workers. The lockout lasted approximately 11 days and has resulted in a backlog of shipments on the West Coast. A strike by the ILWU, or lockout by the PMA, would significantly slow the receipt of our import products and could cause delays in our ability to process and fulfill customer orders. In addition, it may cause orders to be cancelled or delivered late and may result in orders being returned or receipt of goods being refused. Any strike or lockout could also cause an increase in backlog and freight charges such as port congestion surcharges, extended peak season surcharges, charges as a result of force majeure clauses, etc.

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


 Item 4.   Controls and Procedures
           -----------------------
      Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


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

           None


 Item 3.   Defaults Upon Senior Securities
           -------------------------------

           (a)       Not applicable.

           (b)       Not applicable.


 Item 4.   Submissions of Matters to a Vote of Security Holders
           ----------------------------------------------------

           Our Annual Meeting of Stockholder's was held on September 26, 2002, at which time the shareholders elected the following nominees to remain on the Board of Directors: Geoffrey P. Jurick, John P. Walker, Peter
 G. Bunger, Johnson C.S. Ko, and Thomas P. Treichler. Election of the Board of Directors was the only matter submitted for shareholder vote. There were 8,917,211 shares of our outstanding capital stock entitled to vote at the record date for this meeting and there were present at such meeting, in person or by proxy, stockholders holding 8,871,938 shares of our Common Stock, which represented approximately 99% of the total capital stock outstanding and entitled to vote. There were 8,871,938 shares voted on the matter of the election of directors. The result of the votes cast regarding each nominee for office was:

                            ELECTION OF DIRECTORS
                            ---------------------
              Directors             Votes For   Votes Withheld
              ---------             ---------   --------------
        (1)   Geoffrey P. Jurick    8,684,555      187,383

        (2)   John P. Walker        8,684,555      187,383

        (3)   Peter G. Bunger       8,818,720       53,218

        (4)   Johnson C. S. Ko      8,818,720       53,218

        (5)   Thomas P. Treichler   8,818,720       53,218




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

 (a) (5) Exhibit 99.1 (*) Certification of the Company's Chief Executive
                          Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 (a) (5) Exhibit 99.2 (*) Certification of the Company's Chief Financial
                          Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 -----------------------------
 ( * )   =      Filed Herewith

                               SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



 Dated: November 12, 2002

                               SPORT SUPPLY GROUP, INC.


                               By: /s/ Geoffrey P. Jurick
                               --------------------------
                               Geoffrey P. Jurick
                               Chief Executive Officer


                               By: /s/ Robert K. Mitchell
                               --------------------------
                               Robert K. Mitchell
                               Chief Financial Officer




                                CERTIFICATIONS


 I, Geoffrey P. Jurick, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Sport Supply Group, Inc.;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


   6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



 Date: November 12, 2002
                                    By: /s/ Geoffrey P. Jurick
                                    Geoffrey P. Jurick
                                    Chief Executive Officer

 I, Robert K. Mitchell, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Sport Supply Group, Inc.;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


   6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: November 12, 2002
                                    By: /s/ Robert K. Mitchell
                                    Robert K. Mitchell
                                    Chief Financial Officer