Form 10-Q
period 2002-12-27
SPORT SUPPLY GROUP INC
filed 2003-01-31
CIK 872855

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

 (Mark One)

   [ x ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 27, 2002.

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

      Indicated below is the number of shares outstanding of each class of the registrant's common stock as of January 31, 2003

  Title of Each Class of Common Stock                  Number Outstanding
  -----------------------------------                  ------------------
    Common Stock, $0.01 par value                      8,917,244 shares

                         PART I. FINANCIAL INFORMATION


 Item 1.   Financial Statements.
           ---------------------

 Index to Consolidated Financial Statements                        Page
 ------------------------------------------                        ----
 Consolidated Balance Sheets as of December 27, 2002
   and March 29, 2002 (Unaudited)                                    3

 Consolidated Statements of Operations for the three
   and nine months ended December 27, 2002 and
   December 28, 2001 (Unaudited)                                     4

 Consolidated Statements of Cash Flows for the
   nine months ended December 27, 2002 and
   December 28, 2001 (Unaudited)                                     5

 Notes to Consolidated Financial Statements (Unaudited)              6

                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS



                                                   December 27,    March 29,
                                                       2002           2002
                                                   -----------    -----------
                                                   (unaudited)
 CURRENT ASSETS :
    Cash and equivalents                          $  1,300,047   $    586,911
    Accounts receivable:
       Trade, less allowance for doubtful
       accounts of $491,000 at Dec. 27, 2002
       and $524,000 at Mar. 29, 2002                12,759,340     18,824,829
       Other                                           346,820        235,008
    Inventories, net                                20,794,433     18,368,392
    Other current assets                               918,846        560,362
    Deferred tax assets                              1,659,039      1,659,039
                                                   -----------    -----------
       Total current assets                         37,778,525     40,234,541
                                                   -----------    -----------
 DEFERRED CATALOG EXPENSES                           1,486,982      2,017,280

 PROPERTY, PLANT AND EQUIPMENT :
    Land                                                 8,663          8,663
    Buildings                                        1,605,102      1,605,102
    Computer equipment & software                   11,661,220     11,231,120
    Machinery and equipment                          6,406,278      6,358,546
    Furniture and fixtures                           1,443,178      1,673,683
    Leasehold improvements                           2,426,712      2,384,335
                                                   -----------    -----------
                                                    23,551,153     23,261,449
    Less -- Accumulated depreciation
      and amortization                             (14,661,833)   (13,310,710)
                                                   -----------    -----------
                                                     8,889,320      9,950,739
                                                   -----------    -----------

 DEFERRED TAX ASSETS                                 3,841,186      3,841,186

 COST IN EXCESS OF NET ASSETS ACQUIRED,
    less accumulated amortization of $2,171,000
    at Dec. 27, 2002 and Mar. 29, 2002               7,442,432      7,442,432

 TRADEMARKS, less accumulated amortization of
    $968,000 at Dec. 27, 2002 and $1,114,000
    at Mar. 29, 2002                                 2,953,164      3,044,888

 OTHER ASSETS, less accumulated amortization
    of $750,000 at Dec. 27, 2002 and $589,000
    at Mar. 29, 2002                                   645,028        775,839
                                                   -----------    -----------
                                                  $ 63,036,637   $ 67,306,905
                                                   ===========    ===========
 CURRENT LIABILITIES :
    Accounts payable                              $ 10,913,684   $  9,532,407
    Other accrued liabilities                        3,737,868      3,652,310
    Notes payable and capital lease
      obligations, current portion                      72,769         73,132
                                                   -----------    -----------
          Total current liabilities                 14,724,321     13,257,849
                                                   -----------    -----------
 NOTES PAYABLE AND CAPITAL LEASE
   OBLIGATIONS, net of current portion              13,390,263     17,000,139

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY :
    Preferred stock, par value $0.01, 100,000
      shares authorized, no shares outstanding               -              -
    Common stock, par value $0.01, 20,000,000
      shares authorized, 9,362,397 shares issued
      at Dec. 27, 2002 and Mar. 29, 2002,
      8,917,244 shares outstanding at Dec. 27,
      2002 and Mar. 29, 2002                            93,624         93,624
    Additional paid-in capital                      48,101,331     48,101,331
    Accumulated deficit                             (9,471,620)    (7,344,756)
    Treasury stock, at cost, 445,153 shares
      at Dec. 27, 2002 and Mar. 29, 2002            (3,801,282)    (3,801,282)
                                                   -----------    -----------
                                                    34,922,053     37,048,917
                                                   -----------    -----------
                                                  $ 63,036,637   $ 67,306,905
                                                   ===========    ===========

 The accompanying notes are an integral part of these financial statements.


                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)



                                    - For The Three Months Ended -  - For The Nine Months Ended -
                                      December 27,    December 28,   December 27,    December 28,
                                          2002            2001           2002            2001
                                      -----------     -----------    -----------     -----------
 Net revenues                        $ 18,518,378    $ 17,042,624   $ 71,378,981    $ 73,242,437

 Cost of sales                         13,451,348      12,210,696     50,140,789      52,582,671
                                      -----------     -----------    -----------     -----------
   Gross profit                         5,067,030       4,831,928     21,238,192      20,659,766


 Selling, general &
   administrative expenses              7,327,387       7,836,683     22,631,828      24,014,519
 Internet expenses                        120,142         107,643        299,478         269,786
                                      -----------     -----------    -----------     -----------
   Operating loss                      (2,380,499)     (3,112,398)    (1,693,114)     (3,624,539)


 Interest expense                        (135,996)       (218,559)      (451,220)       (812,257)

 Other income, net                         21,464          11,370         17,470          86,546
                                      -----------     -----------    -----------     -----------
   Loss before income taxes            (2,495,031)     (3,319,587)    (2,126,864)     (4,350,250)

 (Provision for) benefit from
   income taxes                           136,222        (375,468)             0               0
                                      -----------     -----------    -----------     -----------
 Net loss                            $ (2,358,809)   $ (3,695,055)  $ (2,126,864)   $ (4,350,250)
                                      ===========     ===========    ===========     ===========

 Loss per share:

   Net loss - basic                  $      (0.26)   $      (0.41)  $      (0.24)   $      (0.49)
                                      ===========     ===========    ===========     ===========

   Net loss - diluted                $      (0.26)   $      (0.41)  $      (0.24)   $      (0.49)
                                      ===========     ===========    ===========     ===========
 Weighted average number of common
   shares outstanding - basic           8,917,244       8,914,606      8,917,244       8,914,606
                                      ===========     ===========    ===========     ===========
 Weighted average number of common
   shares outstanding - diluted         8,917,244       8,914,606      8,917,244       8,914,606
                                      ===========     ===========    ===========     ===========

 The accompanying notes are an integral part of these financial statements.


                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                 - For The Nine Months Ended -
                                                   December 27,   December 28,
                                                       2002           2001
                                                   -----------    -----------
 CASH FLOWS FROM OPERATING ACTIVITIES :
    Net loss                                      $ (2,126,864)  $ (4,350,250)
    Adjustments to reconcile net loss to net
    cash provided by operating activities:
       Depreciation and amortization                 1,654,219      1,949,501
       Provision for accounts receivable               275,331        222,973
       Changes in assets and liabilities:
          Decrease in accounts receivable            5,678,346      6,946,541
          (Increase) decrease in inventories        (2,426,041)       728,435
          Decrease in deferred catalog expenses
            and other current assets                   171,814        863,267
          Increase (decrease) in accounts payable    1,381,277     (5,775,876)
          Increase in accrued liabilities               85,558      1,597,915
          Increase in other assets                     (19,959)       (81,012)
                                                   -----------    -----------
    Net cash provided by operating activites         4,673,681      2,101,494
                                                   -----------    -----------

 CASH FLOWS FROM INVESTING ACTIVITIES :
    Acquisitions of property, plant & equipment       (350,306)      (385,755)
                                                   -----------    -----------
    Net cash used in investing activities             (350,306)      (385,755)
                                                   -----------    -----------

 CASH FLOWS FROM FINANCING ACTIVITIES :
    Payments of notes payable and capital
      lease obligations, net                        (3,610,239)    (2,306,191)
                                                   -----------    -----------
    Net cash used in financing activities           (3,610,239)    (2,306,191)
                                                   -----------    -----------

 NET CHANGE IN CASH AND EQUIVALENTS                    713,136       (590,452)

 Cash and equivalents, beginning of period             586,911      1,271,096
                                                   -----------    -----------
 Cash and equivalents, end of period              $  1,300,047   $    680,644
                                                   ===========    ===========


 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :

 Cash paid during the period for interest         $    492,966   $    871,026
                                                   ===========    ===========
 Cash paid during the period for income taxes     $     84,628   $     52,351
                                                   ===========    ===========

 The accompanying notes are an integral part of these financial statements.

                   SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 27, 2002
                                    (Unaudited)

 Basis of Presentation
 ---------------------
      These consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of Sport Supply Group, Inc.'s ("SSG") consolidated financial position as of December 27, 2002 and the results of its operations for the three and nine month periods ended December 27, 2002 and December 28, 2001.

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


 Note 1 - Inventories
 --------------------
      Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out and weighted-average cost methods for items manufactured by us and weighted-average cost for items purchased for resale. As of December 27, 2002 and March 29, 2002, inventories consisted of the following:

                                             December 27,         March 29,
                                                 2002               2002
                                             -----------        -----------
  Raw materials                             $  2,047,737       $  2,153,634
  Work-in-progress                               373,309            257,653
  Finished and purchased goods                 19,296743         17,121,730
                                             -----------        -----------
                                              21,717,789         19,533,017
  Less inventory allowance for
  obsolete or slow moving items                 (923,356)        (1,164,625)
                                             -----------        -----------
  Inventories, net                          $ 20,794,433       $ 18,368,392
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

                                                For The Nine months Ended
                                               ---------------------------
                                               December 27,   December 28,
                                                  2002              2001
                                               ---------         ---------
   Options outstanding - beginning of period     926,179           906,929
   Options granted                                 6,250            26,250
   Options exercised                                   0                 0
   Options forfeited                            (556,250)           (9,875)
                                               ---------         ---------
   Options outstanding - end of period           376,179           923,304
                                               =========         =========
   Weighted average exercise prices                $6.98             $7.47
                                               =========         =========



                     Stock Options Outstanding      Stock Options Exercisable
                    ------------------------------  -------------------------
                              Wtd. Avg.  Wtd. Avg.                Wtd. Avg.
    Range of                 Remaining   Exercise                 Exercise
 Exercise Prices    Shares     Life        Price      Shares        Price
 ---------------    ------   ---------   ---------    -------     ---------
 $0.95 - $9.44     376,179     6.4 yrs.      $6.98    362,745        $7.185


      As of December 27, 2002, there were a total of 376,179 options outstanding with exercise prices ranging from $0.95 per share to $9.44 per share. As of December 27, 2002, 362,745 of the total options outstanding were fully vested with 13,434 vesting through April 2003. As of December 28, 2001, 893,303 of the total options outstanding were fully vested with 30,001 options vesting through April 2003.


 Note 3 - Notes Payable and Capital Lease Obligations
 ----------------------------------------------------
      As of December 27, 2002 and March 29, 2002, notes payable and capital lease obligations consisted of the following:
                                                    December 27,    March 29,
                                                        2002          2002
                                                    ----------     ----------
 Note payable under revolving line of credit,
   Interest based on prime (4.25% at December 27,
   2002 and 4.75% at March 29, 2002) and LIBOR,
   as adjusted (3.91% at December 27, 2002 and
   4.35% at March 29, 2002), due March 27, 2004,
   collateralized by substantially all assets.     $13,286,489    $16,838,905

 Capital lease obligation, interest at 9.0%,
   payable in annual Installments of principal
   and interest totaling $55,000 through
   August 2005.                                        117,963        158,682
 Other                                                  58,580         75,684
                                                    ----------     ----------
      Total                                         13,463,032     17,073,271
 Less - current portion                                (72,769)       (73,132)
                                                    ----------     ----------
   Long-term notes payable and
     capital lease obligations, net                $13,390,263    $17,000,139
                                                    ==========     ==========

      We have a Loan and Security Agreement with Congress Financial Corporation to finance our working capital requirements through March 2004. This agreement, as amended, provides for revolving loans and letters of credit which, in the aggregate, cannot exceed the lesser of $25 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivable and inventories. As of December 27, 2002, we had total available borrowings under our senior credit facility of approximately $18.1 million of which approximately $13.3 million were outstanding. Amounts outstanding under the senior credit facility are secured by substantially all the assets of Sport Supply Group, Inc. and its subsidiaries. Pursuant to the Amended Loan and Security Agreement, we are restricted from, among other things, paying cash dividends and entering into certain transactions without the lender's prior consent and we are required to maintain certain net worth levels.


 Note 4 - Capital Structure
 --------------------------
      As of December 27, 2002, our issued and outstanding capital stock consisted solely of common stock. We have 376,179 options outstanding under the stock option plan with exercise prices ranging from $0.95 to $9.44 per share. If the options were exercised, all holders would have rights similar to common shareholders.


 Note 5 -  Loss Per Common Share
 -------------------------------
      Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities convertible or exercisable into shares of common stock were converted or exercised into common stock.

      The following table sets forth the computation of basic and diluted income (loss) per share:

                          For the Three Months Ended   For the Nine months Ended
                          --------------------------   -------------------------
                            Dec. 27,      Dec. 28,      Dec. 27,      Dec. 28,
                              2002          2001          2002          2001
                           ----------    ----------    ----------    ----------
 Numerator:
 ----------
 Net loss                 $(2,358,809)  $(3,695,055)  $(2,126,864)  $(4,350,250)
                           ==========    ==========    ==========    ==========
 Denominator:
 ------------
 Weighted average common
   shares - basic           8,917,244     8,914,606     8,917,244     8,914,606
                           ==========    ==========    ==========    ==========
 Effect of dilutive
   securities:
 Employee stock options             0             0             0             0
                           ----------    ----------    ----------    ----------

 Weighted average common
   shares - diluted         8,917,244     8,914,606     8,917,244     8,914,606
                           ==========    ==========    ==========    ==========

 Per Share Calculations:
 -----------------------
 Net loss - basic              $(0.26)       $(0.41)       $(0.24)       ($0.49)
                           ==========    ==========    ==========    ==========
 Net loss - diluted            $(0.26)       $(0.41)       $(0.24)       ($0.49)
                           ==========    ==========    ==========    ==========
 Securites excluded from
 weighted average common
 shares diluted because
 their effect would be
 antidilutive                 376,179       923,304       379,179       923,304
                           ==========    ==========    ==========    ==========


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

      In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires that goodwill not be amortized but instead be tested for impairment at least annually by reporting unit. We adopted SFAS 142 effective March 30, 2002. As a result, we ceased recording amortization of goodwill on March 30, 2002. Had we ceased amortizing goodwill as of the beginning of fiscal 2001, net loss for the three and nine month periods ending December 28, 2001 would have decreased by $213,000 ($0.03 per basic and diluted share) and $79,000 ($0.00 per basic and diluted share), respectively.

       Goodwill is required to be tested for impairment in a transitional test upon adoption and then at least annually by reporting unit. Goodwill impairment testing must also be performed more frequently if events or other changes in circumstances indicate that goodwill might be impaired. Under the provisions of SFAS 142, a two step process is used to evaluate goodwill impairment. Under step one of the evaluation process, the carrying value of a reporting unit is compared to its fair value to determine if a potential goodwill impairment exists. Under step two of the evaluation process, if a potential goodwill impairment is identified during step one, then the amount of goodwill impairment, if any, is measured using a hypothetical purchase price allocation approach. We completed step one of SFAS 142 and we are required to complete step two by March 28, 2003.

      The results of our step one analysis indicate that we have a potential impairment of goodwill in each of our two reporting units. As step two of the assessment process involves complex determinations with respect to the fair value of the individual assets and liabilities of each reporting unit, the amount of goodwill impairment, if any, cannot be reliably predicted at this time. As of March 30, 2002 and December 27, 2002, we had $7.4 million of goodwill recorded on our consolidated balance sheet. Under SFAS 142, any goodwill impairment recorded upon transition, on or before March 28, 2003, is reported as a cumulative effect of a change in accounting principle on the consolidated statement of operations as of the date of adoption, and has no cash impact.


 Note 8 Contingencies
 --------------------
      During the past several years, we have used the services of Strategic Technologies, Inc. ("STI") to process our outbound truck freight bills. STI audited freight bills submitted by our carriers and provided us a detailed listing of invoices that were scheduled for payment at which time we transferred funds to STI. STI was required to issue checks to the carriers within forty-eight (48) hours of receipt of our funds. STI filed for reorganization under Chapter 11 of the U. S. Bankruptcy Code on July 19, 2002 in the United States Bankruptcy Court in the District of New Jersey, Case No. 02-37935 (NLW). The case was converted to Chapter 7 of the U. S. Bankruptcy Code on July 31, 2002. It is not possible for us to currently determine the amount of funds, if any, that were transferred to STI and not subsequently forwarded to our carriers. In certain circumstances, we may have to pay our freight carriers for invoices that we previously paid to STI and attempt to recover such monies from STI. No assurance can be made that we will be able to recover such money.


 Item 2.   Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------

 Results of Operations
 ---------------------
 Net Revenues. Net revenues increased approximately $1.5 million (8.7%) and decreased approximately $1.9 million (2.5%) for the three and nine month period ended December 27, 2002, respectively, as compared to same periods last year. The increase in net revenue for the three month period was primarily the result of recovering government, school and youth sales. The decrease for the nine month period was primarily the result of a general slow-down in school and youth organization funding and competitive pressures in the marketplace.

 Gross Profit. As a percentage of net revenues, gross profit decreased to 27.4% from 28.4% and increased to 30.0% from 28.2% for the three and nine month periods ended December 27, 2002, respectively, as compared to the same periods last year. The decrease in gross profit for the three month period was primarily due to lower margins from Government, Bid and Team Dealer sales. Year to date increases are primarily the result of consolidating several of our plants, exiting certain unprofitable product lines and improving product sourcing.

 Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased approximately $509,000 (6.5%) and
 $1,383,000 (5.8%) for the three and nine month periods ended December 27, 2002, respectively, as compared to the same periods last year. As a percentage of net revenues, selling, general and administrative expenses decreased to 39.6% from 46.0% and to 31.7% from 32.8% for the three and nine month periods ended December 27, 2002, respectively as compared to the same periods last year. The decrease in the nine month period was primarily a result of the following:

 (i.)   A decrease in payroll  related  expense  of  approximately  $735,000, attributable to a reduced headcount.

 (ii.)  A decrease in depreciation and amortization  expense of approximately
      $274,000, primarily a result of assets reaching their full depreciation levels and the discontinuation of goodwill amortization.

 (iii.) A decrease  in  selling  and  promotional  expense  of  approximately
      $136,000, primarily a result of decreased advertising and catalog expense.

 (iv.) A decrease in facility expense of approximately $132,000, primarily associated with a reduction in telecommunication expenses and various other facility operating expenses.

 Internet Expense. Internet related expenses increased approximately $13,000 and $30,000 for the three and nine month periods ended December 27, 2002, respectively, as compared to the same periods last year. These expenses are related to the continued support and enhancement of our internet capabilities to increase our ability to post electronic catalogs on our websites and increase web originated orders.

 Interest Expense. Interest expense decreased approximately $83,000 (37.8%) and $361,000 (44.5%) for the three and nine month periods ended December 27, 2002, respectively, as compared to the same periods last year. This decrease is due to lower borrowing levels and lower interest rates.

 Income Tax Expense. Income taxes for the three month period ended December 27, 2002 resulted in a benefit of approximately $136,000 as compared to an expense of approximately $375,000 for the three month period ended December 28, 2001. There were no provisions for income tax expenses in the nine month periods ended December 27, 2002 and December 28, 2001. We have a net operating loss carryforward included in net deferred tax assets that can be used to offset future taxable income and can be carried forward for 15 to 20 years. A portion of our net deferred tax asset has been reduced by a valuation allowance. We believe the remaining net deferred tax assets will be realized through tax planning strategies available in future periods and future profitable operating results. Although realization is not assured, we believe it is more likely than not that the remaining net deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced or eliminated in the near term if certain tax planning strategies are not successfully executed or estimates of future taxable income during the carryforward period are reduced.

 Net Loss. Net loss decreased to approximately $2.4 million for the three month period ended December 27, 2002 as compared to $3.7 million for the three month period ended December 28, 2001. Net loss decreased to approximately $2.1 million for the nine month period ended December 27, 2002 as compared to $4.4 million for the nine month period ended December 28, 2001 with net loss per share decreasing to $(0.24) from $(0.49) for the respective nine month periods.


 Liquidity and Capital Resources
 -------------------------------
      Our working capital decreased approximately $3.9 million during the nine month period ended December 27, 2002, from $27.0 million at March 29, 2002 to $23.1 million at December 27, 2002. The decrease in working capital is primarily a result of a decrease in trade accounts receivable of approximately $6.1 and an increase in trade payables of approximately $1.4 million. This decrease in working capital was partially offset by an increase of approximately $2.4 million in inventories and an increase in cash of approximately $713,000. These working capital changes are primarily due to the seasonality of our business. Inventories are increased in the third quarter in anticipation of increased revenues for our strong fourth quarter. This reduction in working capital is reflected in the decrease of our long term debt.

      We have a credit agreement with Congress Financial Corporation to finance our working capital requirements through March 2004. The credit agreement, as amended, provides for a $25 million revolving credit facility. Borrowings under the Amended Credit Agreement are subject to an accounts receivable and inventory collateral base and are secured by substantially all of our assets. We are required to maintain certain net worth levels and as of December 27, 2002 we were in compliance with this requirement. As of December 27, 2002, we had total available borrowings under our senior credit facility of approximately $18.0 million, of which approximately $13.3 million were outstanding.

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

 The following table sets forth our contractual obligations at December 27, 2002 for the periods shown:

                              Due in      Due in
                Due within    Two to      Four to
                 One year   Three years  Five years   Thereafter     Total
                -------------------------------------------------------------

 Notes payable  $    9,180  $13,270,467  $   25,202  $       --   $13,304,849
 Capital lease
   obligations      63,589       94,594          --          --       158,183
 Leases          1,935,988    2,472,415      16,085          --     4,424,488
                -------------------------------------------------------------
 Total          $2,008,757  $15,837,476  $   41,287  $       --   $17,887,520
                =============================================================


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


 Critical Accounting Policies
 ----------------------------
      For the quarter ended December 27, 2002, the significant changes to our accounting policies from those reported in our Report on Form 10-K for the fiscal year ended March 29, 2002 were as follows:

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

 Certain Factors that May Affect the Company's Business or Future Operating
 --------------------------------------------------------------------------
 Results
 -------
      This report contains various forward looking statements and information that are based on our beliefs as well as assumptions made by and information currently available to us. When used in this report, the words "anticipate", "believe", "estimate", "expect", "predict", "intend", "project" and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Among the key factors that may have a direct bearing on our results are set forth below.

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


 General and Specific Market and Economic Conditions
 ---------------------------------------------------
      The general economic condition in the U.S. could affect pricing and availability of raw materials such as metals, petroleum and other commodities used in manufacturing certain products and certain purchased finished goods as well as transportation costs. Any material price increases to our customer could have an adverse effect on revenues and any price increases from vendors could have an adverse effect on our costs. Professional sports have a significant impact on the market conditions for each individual sport. Collective bargaining, labor disputes, lockouts or strikes by a professional sport could have a negative impact on our revenues.


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

      In addition to the foregoing, the International Longshore and Warehouse Union ("ILWU"), which is the union of dock workers that move the cargo (such as import containers) along the West Coast, reached a contract agreement on November 23, 2002 with the Pacific Maritime Association ("PMA"), a group of global ship owners and terminal operators. A strike by the ILWU, or lockout by the PMA, as experienced in September 2002, would significantly slow the receipt of our import products and could cause delays in our ability to process and fulfill customer orders. Any strike or lockout could also cause an increase in backlog and freight charges such as port congestion surcharges, extended peak season surcharges, charges as a result of force majeure clauses, etc.


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


 Use of Deferred Tax Asset
 -------------------------
      We believe the net deferred tax assets will be realized through tax planning strategies available in future periods and future profitable operating results. Although realization is not assured, we believe it is more likely than not that our remaining net deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced or eliminated in the near term if certain tax planning strategies are not successfully executed or estimates of future taxable income during the carryforward period are reduced.


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


 Item 2.   Changes in Securities and Proceeds
           ----------------------------------
      None.


 Item 3.   Defaults Upon Senior Securities
           -------------------------------
      (a)       Not applicable.

      (b)       Not applicable.


 Item 4.   Submissions of Matters to a Vote of Security Holders
           ----------------------------------------------------
      None.


 Item 5.   Other Information
           -----------------
      None.


 Item 6.   Exhibits and Reports on Form 8-K
           --------------------------------

 Exhibit Nbr.            Description of Exhibit
 ------------            ----------------------
 (a)(1) Exhibit  3.1     Amended and Restated Certificate of Incorporation of
                         the Company (incorporated by reference from Exhibit
                         4.1 to the Company's Registration Statement on Form
                         S-8 (Registration No. 33-80028)).

 (a)(2) Exhibit 3.1.1    Certificate of Amendment of Amended and Restated
                         Certificate of Incorporation to the Company
                         (incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8
                         (Registration No. 33-80028)).

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

 (a)(5) Exhibit 10.1 (*) Employment Agreement by and between the Company and Wayne Merritt dated January 16, 2003.

 (a)(6) Exhibit 10.2 (*) First Amendment to Loan and Security Agreement
                         dated October 1, 2002 by and between the Company and Congress Financial Corporation.

 (a)(7) Exhibit 99.1 (*) Certification of the Company's Chief Executive
                         Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 (a)(7) Exhibit 99.2 (*) Certification of the Company's Chief Financial
                         Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 -----------------------
 (*)   =  Filed Herewith

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



 Dated: January 31, 2003

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



 Date: January 31, 2003
                               By: /s/ Geoffrey P. Jurick
                               --------------------------
                               Geoffrey P. Jurick
                               Chief Executive Officer

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



 Date: January 31, 2003

                               By: /s/ Robert K. Mitchell
                               --------------------------
                               Robert K. Mitchell
                               Chief Financial Officer