Form 10-K
period 2003-03-28
SPORT SUPPLY GROUP INC
filed 2003-07-11
CIK 872855

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

 (Mark One)

 [X]  ANNUAL REPORT PURSUANT TO          [ ]  TRANSITION REPORT PURSUANT
      TO SECTION 13 OR 15(d) OF THE           TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934         SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended March 28, 2003


                        Commission File number 1-10704

                           Sport Supply Group, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  Delaware                                   75-2241783
      -------------------------------                  ----------------------
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification Number)


    1901 Diplomat Drive, Farmers Branch, Texas               75234 - 8914
    ------------------------------------------               ------------
     (Address of principal executive offices)                 (Zip Code)

 Registrant's telephone number, including area code:       (972) 484-9484

 Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
         Title of each class                        which registered
     -----------------------------              ------------------------
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

      Indicate by check mark whether the  registrant is an accelerated  filer
 (as defined in Exchange Act Rule 126-2)   Yes _______  No   X

      The aggregate market value of the voting and non voting common equity held by non-affiliates of the registrant on September 27, 2002 based on the closing price of the common stock on the Over the Counter Bulletin Board as of the last business day of the registrant's most recently completed second quarter, was approximately $6,200,000.

      Indicated below is the number of outstanding shares of each class of the registrant's common stock, as of June 1, 2003.

       Title of Each Class of Common Stock        Number Outstanding
       -----------------------------------        ------------------
           Common Stock, $.01 par value            8,917,244 shares


                     DOCUMENTS INCORPORATED BY REFERENCE

               Document                               Part of the Form 10-K
 ---------------------------------------------------  ---------------------
 Proxy Statement for Annual Meeting of
 Stockholders to be held on or about August 28, 2003    Part III

                          TABLE OF CONTENTS

      Item                                                     Page
      ----                                                     ----
 PART I

       1   Business...........................................   3

       2   Properties.........................................  10

       3   Legal Proceedings..................................  11

       4   Submission of Matters to a Vote of Security Holders  11

 PART II

       5   Market for Registrant's Common Equity and Related
             Stockholder Matters..............................  11

       6   Selected Financial Data............................  12

       7   Management's Discussion and Analysis of Financial
             Condition and Results of Operations .............  14

      7A   Quantitative and Qualitative Disclosure About
             Market Risk......................................  23

       8   Financial Statements and Supplementary Data........  23

       9   Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure..............  41

 PART III

      10   Directors and Executive Officers of the Registrant.  41

      11   Executive Compensation.............................  41

      12   Security Ownership of Certain Beneficial Owners
             and Management and Related Stockholder Matters...  41

      13   Certain Relationships and Related Transactions.....  41

      14   Controls and Procedures............................  41

      15   Principal Accountant Fees and Services.............  41

 PART IV

      16   Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K..............................  42

                               PART I.

  Item 1.  Business.
           --------

      General

      Sport Supply Group, Inc. is a direct mail marketer of sporting goods, physical education, recreational and leisure products and equipment to the institutional market in the United States. The institutional market is generally comprised of schools, colleges, universities, government agencies, military facilities, athletic clubs, athletic teams and dealers, youth sports leagues and recreational organizations. We offer products directly to the institutional market primarily through: (i.) a variety of distinctive, information-rich catalogs; (ii.) sales personnel strategically located in certain large metropolitan areas; (iii.) in-bound and out-bound telemarketers; (iv.) a team of experienced bid and quote personnel and (v.) the Internet. Our marketing efforts are supported by a customer database of over 250,000 names, a call center at our headquarters located in Farmers Branch, Texas, a custom-designed 180,000 square foot distribution center, world-wide sourcing, and domestic manufacturing facilities. We currently offer approximately 10,000 sports related equipment products to over 100,000 customers.

      We believe that over the past few years the sales of sports related, physical education, recreational and leisure products in the United States have experienced increased competition and declining participation in traditional sports activities. Satisfying the product and service needs of the sporting goods market has increasingly shifted from in-store and on-site sales to printed catalogs, broadcast and cable infomercials, home shopping channels, direct telephone marketing and the Internet. This shift has allowed increased competition and expanded product offerings to customers across the country from direct marketing companies.

      We are positioned to grow our business because of our long-term customer relationships, expansive product lines, our Information Technology
 (IT) and Internet platform, our high capacity order-taking, processing and fulfillment, our well-developed expertise in catalog design and merchandising, and our superior sourcing capabilities.

      One of the most important contributions of our IT platform is that our order processing and fulfillment capabilities are integrated throughout our operations, including all of our websites. Each website is strategically targeted to a specific customer group or product line. Our websites enable our customers to place orders, access account information, track orders, and perform routine customer service inquires on a real-time basis, twenty-four hours a day, seven days a week. This functionality provides more convenience and added flexibility for our customers, many of whom are part-time coaches and volunteers who have careers and parenting responsibilities.

      We believe the majority of our customers have access to the Internet and view placing orders and accessing their account information over the Internet as a significant benefit. While the majority of our customers' orders are received directly by telephone and through the mail, we continue to experience increased e-commerce activity through our websites and believe that in the future an increasing portion of our customer base will use the Internet as the predominant method of quoting, ordering, and procuring their products, along with performing customer service inquiries. In fiscal year 2003, orders placed over the internet have increased from approximately $3 million in the prior year to approximately $5 million this year.

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

      We are a Delaware corporation incorporated in 1982. In 1988, we became the successor of an operating division of Aurora Electronics, Inc. (f/k/a BSN Corp. and referred to herein as "Aurora"). Before completing the initial public offering of 3,500,000 shares of our common stock in April 1991, we were a wholly-owned subsidiary of Aurora. As of March 28, 2003, we had two wholly-owned subsidiaries: Athletic Training Equipment Company, Inc., a Delaware corporation ("ATEC") and Sport Supply Group Asia, Ltd., a Hong Kong corporation. In December 1997, our ATEC subsidiary purchased substantially all of the assets of Athletic Training Equipment Company, Inc., a Nevada corporation. On September 25, 2000, we acquired the stock of Sport Supply Group Asia, Ltd., from Emerson Radio Corp. (See Item 13 -- "Certain Relationships and Related Transactions"). Effective March 2001, Sport Supply Group, Inc. is a majority-owned subsidiary of Emerson Radio Corp.

      Our executive offices are located at 1901 Diplomat Drive, Farmers Branch, Texas 75234-8914 and our telephone number is (972) 484-9484. Our Internet website, www.sportsupplygroup.com, provides certain additional information about us. Our Forms 10-K, Forms 10-Q and other SEC filings including Forms 3, 4 and 5 are made available free of charge on our website, www.sportsupplygroup.com as soon as reasonably practical after they are filed electronically with the SEC.

 Products

      We believe we manufacture and distribute one of the broadest lines of sporting goods, physical education, recreational and leisure products and equipment to the institutional market. We offer over 10,000 products for sale. We manufacture approximately 1,000 of these products and obtain the remainder from external manufacturers. Our product lines include, but are not limited to: archery, baseball, softball, basketball, camping, football, tennis and other racquet sports, gymnastics, indoor recreational games and game tables, physical education, soccer, field and floor hockey, lacrosse, track and field, volleyball, weight lifting, fitness equipment, outdoor playground equipment, and early childhood development products.

      We believe brand recognition is important to the institutional market. Most of our products are marketed under trade names or trademarks owned or licensed by us. We believe many of our trade names and trademarks are well recognized among institutional customers. We intend to continue to expand our product and brand name offerings by actively pursuing product, trademark and trade name licensing arrangements and acquisitions. Our trademarks, servicemarks, and trade names include, but are not limited to, the following:

   *  Voit[R]  --  institutional  sports   and  physical  education   related
      equipment and products -- (licensed from Voit Corporation. - see discussion below).

   * MacGregor[R] -- certain equipment and accessories relating to baseball, softball, basketball, soccer, football, volleyball, and general exercise (licensed from MacMark Corporation, a subsidiary of Riddell Sports, Inc. - see discussion below).

   * Huffy[R] -- early childhood development products (sublicensed from Huffy Sports Company - see discussion below).

   * Alumagoal[R] -- track and field equipment, including starting blocks, hurdles, pole vault and high jump standards and crossbars, and soccer goals.

   *  AMF[R] -- gymnastics equipment (licensed from AMF Bowling, Inc. -   see
      discussion below).

   *  ATEC [R]  --   pitching  machines  and related  baseball  and  softball
      training equipment.

   *  Blastball[R] -- youth recreational baseball.

   *  BSN[R] -- sport balls.

   * Champion Barbell-- barbells, dumbbells and weight lifting benches and machines.

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

   *  Pro Base[R] -- baseball bases.

   *  Pro Down[R] -- football down markers, football equipment

   *  Pro Net -- nets, net assemblies and frames and practice cages.

   * Rol-Dri[R] and Tidi-Court -- golf course and tennis court maintenance equipment.

   *  Toppleball[R] -- recreational ball games.

   * U.S. Games, Inc.[R] -- physical education equipment for exercise, games and childhood development.

      In December 1986, we entered into an agreement with Voit Corporation. The Voit license permits us to use the Voit[R] trademark in connection with manufacturing, advertising, and selling specified sports related equipment and products, including inflated balls for all sports and baseball and softball products to certain institutional customers. We are required to pay annual royalties under the license, with a minimum annual royalty of $100,000. Subject to the terms of the license agreement, we are permitted to use the Voit[R] trademark through December 31, 2004.

      In February 1992, we acquired two separate licenses to use several trade names, styles, and trademarks (including, but not limited to, MacGregor[R]). On December 21, 2000, the license with MacMark, Equilink and Riddel relating to the use of the MacGregor[R] trademark, was amended and restated in its entirety. The amended and restated license permits us to manufacture, promote, sell, and distribute to designated customers throughout the world, specified sports related equipment and products relating to baseball, softball, basketball, soccer, football, volleyball, and general exercise. The amended and restated license requires us to pay an annual royalty based upon sales of MacGregor[R] branded products, with the minimum annual royalty set at $100,000. The amended and restated license is exclusive with respect to certain customers and non-exclusive with respect to others. The amended and restated license has an original term of forty (40) years, but will automatically renew for successive forty
 (40) year periods unless terminated in accordance with the terms of the license. We have converted a substantial portion of our products to the MacGregor[R] brand, which is believed to be a widely recognized trade name in the sporting goods industry. See Part I. Item 1. -- "Business - Sales and Marketing" and Part I. Item 7. - "Risks and Uncertainties."

      On August 19, 1993, we entered into an exclusive license agreement with AMF Bowling, Inc. to use the AMF[R] name in connection with the promotion and sale of certain gymnastics equipment in the United States and Canada. We are required to pay an annual royalty under the license. The minimum royalty increases by a predetermined percentage each year the license agreement is in effect. The minimum royalty for the contract year ending December 31, 2002 was approximately $108,000. The estimated royalty for the contract year ending December 31,2003 is approximately $100,000. Subject to the terms of the AMF license, we are permitted to use the AMF[R] name through December 31, 2003.

      In 1996, we entered into an advertising and distribution agreement with Hershey Chocolate USA. Pursuant to this agreement, we market and distribute promotional fundraising literature and programs to our customers, and service the fundraising needs of many nontraditional customers, subject to the provisions of the agreement. The current agreement expires on May 15, 2004 with a two year renewal option. We are currently in the process of renegotiating the terms of this agreement with Hershey. If this agreement is not revised to our satisfaction, we will either exercise our right to terminate this agreement early or expand our fundraising product offering to include other confectionery brands.

      In June 1998, we entered into an agreement with the Huffy Corporation. The Huffy sublicense permits us to use the Huffy[R] trademark in connection with manufacturing, advertising, selling and distributing certain sports related products and equipment to institutional customers. We are required to pay annual royalties under the sublicense subject to the terms of the sublicense agreement. The minimum royalty increases by a predetermined percentage each year the license agreement is in effect. The minimum royalty for the contract year ending September 30, 2002 was approximately $87,000. The estimated royalty for the contract year ending September 30, 2003 is approximately $85,000.The term of the sublicense expires September 30, 2003.

      We are currently in the process of conducting cost benefit analyses of our Huffy[R] and AMF[R] license agreements. We believe we may be able to convert some of our license branded products to brands that are owned by us without sacrificing a loss in revenues. If we conclude that we can successfully convert product that is currently branded under the AMF[R] or Huffy[R] name to product that is branded under a name we own, we will make such a conversion and permit the applicable license agreements to expire thereby reducing our royalty expenses.

      In addition to the foregoing, we have acquired (or had issued) a number of patents relating to products sold by us. We also have a number of patent applications pending before the United States Patent and Trademark Office.

 Sales and Marketing

      We believe we are the largest seller of sporting goods and sports leisure products to the institutional market in the United States. The institutional market is made up of over 500,000 potential customers, most clearly defined as: 1) Out-of-School Customers, including youth sports leagues, recreational departments and organizations, churches and private athletic organizations; 2) In-School Customers, including all levels of public and private schools and their related athletic and recreational departments; 3) Government Customers, including federal, state and local agencies; and 4) Resale and Specialty Customers, including sporting goods resellers and specialty organizations.

      We solicit and sell our products through 12 different direct mail catalogs, an internal sales and customer service staff of over 75 people, an external sales force of over 15 people traveling in significant metropolitan sales territories, and 15 Internet sites.

      We have marketing efforts directed towards the following athletic and leisure activities: Football, Baseball, Softball, Basketball, Soccer, Track and Field, Training and Fitness, Camping, Outdoor Recreation, Indoor Recreation Table Games, Playground Recreation, Tennis and Volleyball. We believe we are also a brand leader in the institutional sporting goods and sports leisure market, marketing our products under a variety of private label and well recognized name brands including: BSN Sports, MacGregor[R], Wilson, Mizuno, Spalding, Port-A-Pit, Champion Barbell, Voit[R], ATEC[R] and Flag-A-Tag[R]. We believe our mailing list of over 250,000 customer and target prospects is one of our most valuable assets.

      We  also   have  licenses   and  marketing   alliances  with   national
 organizations  including,  YMCA,  Hershey  Chocolate  USA,  American   Heart
 Association and American Diabetes Association.

      During fiscal year 1999, we acquired two team dealers. A team dealer is a local sporting goods store that sells its products primarily to teams in its local market. These team dealer acquisitions service the local institutional customers and teams with a full line of athletic products. Conlin Bros., Inc., located in Southern California, was acquired in January 1999. Larry Black Sporting Goods, Inc. in Oklahoma and Kansas, was acquired in February 1999. During October 1999, we acquired two more local team dealers: Spaulding Athletic, located in Little Rock Arkansas, and LAKCO Team Sports, located in Southern California.

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

      We have designed and launched 15 Internet Websites. Each website is strategically targeted to a specific customer group or product line. Our websites enable our customers to place orders, access account information, track orders, and perform routine customer service inquiries on a real-time basis, twenty-four hours a day, seven days a week. This functionality allows added convenience and flexibility for our customers. We maintain and operate these websites. Our 15 Internet sites are listed below:

      BSNsports.com           -- targets primarily middle schools, high
                                 schools, colleges, and municipalities
      LeagueDirect.com        -- targets Little League and other league sports
      US-Games.com            -- targets elementary schools and the early
                                 childhood development buyer
      ChampionBarbell.com     -- targets fitness
      BSNgsanaf.com           -- targets government entities
      NewEnglandCamp.com      -- targets camps and outdoor leisure
      Portapit.com            -- targets track and field
      eSportsonline.com       -- targets direct consumers
      ATECsports.com          -- website for ATEC
      Officialfundraising.com -- targets all customers interested in fundraising
      Flagatag.com            -- targets flag football and intramural leagues
      Blastball.com           -- targets users of our exclusive Blastball
                                 product
      ConlinSports.com        -- targets the West Coast sports customer
                                 familiar with the Conlin Sports name
      RolDri.com              -- targets dealers servicing the tennis market
      ThinkSportz             -- targets direct consumers of baseball
                                 products

      We believe we have established a market leader position by constantly updating and expanding our product lines and targeting selling efforts to specific customer profiles. We have historically targeted one market -- institutional sporting goods and physical education customers. We also target individual consumers on our esportsonline.com and ThinkSportz.com websites.

      Our new Associate Program is a revenue sharing program, with independent third parties called "associates." These associates receive a percentage of revenue generated by the purchase of our products for orders directed through the associate's website. More than 1,000 entities have joined the Associate Program because they can generate revenues by promoting a full-line sporting goods store on their website without taking any inventory or credit risk. Typically, the Associate Agreement may be terminated by either party upon 30 days notice.

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

      Approximately 8%, 8%, 7%, and 9% of our sales in the fiscal years 2003, 2002, 2001, and 2000, respectively, were to agencies of the United States Government, a majority of which were sales to military installations. We have a contract with the General Services Administration (the "GSA Contract") that grants us an "approved" status when attempting to make sales to military installations or other governmental agencies. The existing GSA Contract expires December 31, 2006. Under the GSA Contract, we agree to sell approximately 385 products to United States Government agencies and departments at catalog prices or at prices consistent with any discount provided to our other customers. Products sold to the United States Government under the GSA Contract are always sold at our lowest offered price.

      We also sell products to United States Government customers from a NAF (Non-Appropriated Funds) contract. Our entire product line is included on this contract and offers pricing to the United States Government at discounted prices that are consistent with any discount provided to our other customers. This contract is administered by the United States Air Force and is scheduled to expire on September 30, 2003.

      Not withstanding the foregoing, no material portion of our business  is
 subject  to  renegotiation  of  profits  or  termination  of  contracts   or
 subcontracts at the election of the Government.

 Seasonal Factors and Backlog

      Historically, our revenues are lowest in the quarter ending December and peak in the quarter ending March. Our revenues reflect a level cycle during the quarters ending in June and in September. The peak in revenues in the quarter ending March is primarily due to spring and summer sports, favorable outdoor weather conditions and school needs before summer closing.

      We had a backlog of approximately $2,936,000 at March 28, 2003, $2,015,000 at March 29, 2002, $2,638,000 at March 30, 2001, and $2,329,000
 at September 29, 2000.

 Manufacturing and Suppliers

      We manufacture, assemble and distribute many of our products from four of our facilities. See Item 2. -- "Properties" for details. Several vinyl and netting products are manufactured in our two Anniston, Alabama plants. Baseball and softball pitching machines are manufactured and assembled at our ATEC subsidiary in Sparks, Nevada. Items of steel and aluminum construction, such as soccer, football and baseball field equipment, are principally manufactured at our facilities in Farmers Branch, Texas.

      Most of our manufactured products are standardized. Certain products manufactured by us are custom-made (such as tumbling mats ordered in color or size specifications). The principal raw materials used by us in manufacturing are, for the most part, readily available from several different sources. Such raw materials include foam, vinyl, nylon thread, and steel and aluminum tubing.

      We are now outsourcing many of the products previously manufactured by us, including products such as game tables and fitness equipment. Products have been outsourced to both domestic and international vendors. In fiscal year 2003, we opened a sourcing office in Hong Kong. We now have more control of our sourcing through direct negotiation of terms with manufacturers, conducting on-site quality control and a local presence. Outsourcing these products has enabled us to (i.) reduce our cost of goods in many of these products, (ii.) reduce our manufacturing facility costs, (iii.) reduce many selling prices to our customers and (iv.) improve our remaining manufacturing efficiencies by focusing on longer production runs of fewer products. Outsourcing these products also requires us to carry more inventory due to the longer lead times from overseas. We believe selling products to our customers at more competitive prices will have a positive impact on our revenue base.

      Items not manufactured by us are purchased from various suppliers primarily located in the United States, Taiwan, Australia, the Philippines, Thailand, the People's Republic of China, Pakistan, Sweden and Canada. We have no significant purchase contracts with any major supplier of finished products, and most products purchased from suppliers are available from other sources. We purchase most of our finished product in United States dollars and are, therefore, not subject to direct foreign exchange rate differences. See Part II. Item 7. - Management Discussion and Analysis - Certain Factors that May Affect the Company's Business or Future Operating Results".

 Competition

      We compete in the institutional sporting goods market principally with local sporting goods dealers, retail sporting goods stores, other direct mail catalog marketers and providers of sporting goods on the Internet. We have identified approximately 15 other direct marketing and internet companies in the institutional market. We believe that most of these competitors are substantially smaller than us in terms of geographic coverage, products, e-commerce capability, customer base and revenues.

      We compete in the institutional market principally on the basis of: brand, price, product availability and customer service. We believe we have an advantage in the institutional market over traditional sporting goods retailers and team dealers because our selling prices do not include comparable price markups attributable to traditional multi-distribution channel markups. In addition, our expansive product lines and availability of goods we source enable us to respond more rapidly to customer demand. We believe our direct mail competitors operate primarily as wholesalers and distributors.

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

      In recent years, product liability insurance has become much more expensive, more restrictive and more difficult to obtain. There can be no assurance that our general product liability insurance will be sufficient to cover any successful product liability claims made against us. In our opinion, any ultimate liability arising out of currently pending product liability claims will not have a material adverse effect on our financial condition or results of operations. However, any claims substantially in excess of our insurance coverage, or any substantial claim not covered by insurance, could have a material adverse effect on our financial condition and results of operations.

 Employees

      On April 30, 2003, we had approximately 340 full-time employees, of whom approximately 65 were involved in our manufacturing operations. We also hire part-time and temporary employees during peak seasons. None of our employees are represented by unions, and we believe our relations with employees are good.

 Directors and Executive Officers
                                                                 Year First
                                                                   Became
                                                                 Director or
          Name        Age              Position                    Officer
          ----        ---              --------                    -------

 Geoffrey P. Jurick    62  Chairman of the Board and Chief           1996
                           Executive Officer

 John P. Walker        40  President and Director                    1996

 Terrence M. Babilla   41  Chief Operating Officer, Executive        1995
                           Vice President, General Counsel and
                           Secretary

 Robert K. Mitchell    51  Chief Financial Officer                   1999

 Thomas P. Treichler   59  Director                                  1997

 Peter G. Bunger       63  Director                                  1996

 Carl D. Harnick       68  Director                                  2003



 Item 2.   Properties.
           ----------

      The following table sets forth the material properties owned or leased by us or any of our subsidiaries:

                               Approximate
                                 Square                     Lease Expires
   Facility Purpose              Footage     Location        or is Owned
   ----------------              -------     --------       --------------
 Manufacturing and corporate     135,000     Farmers        December, 2004
   headquarters (1)                          Branch, TX
 Warehouse and fulfillment       181,000     Farmers        December, 2004
   processing (2)                            Branch, TX
 Warehouse                        31,000     Farmers        December, 2003
                                             Branch, TX
 Manufacturing                    62,500     Sparks, NV     December, 2006
 Manufacturing                    35,000     Anniston, AL       Owned
 Manufacturing                    45,000     Anniston, AL       Owned

 (1) Approximately 40,000 square feet are utilized by Emerson Radio Corp.
 (2) Approximately 35,000 square feet are utilized by Emerson Radio Corp.

      We believe the facilities used in our operations are in satisfactory condition and adequate for our present and anticipated future operations. However, we are currently reviewing the possibility of consolidating the facilities located in Farmers Branch into one facility in 2004. The purpose of the consolidation would be to improve efficiencies, take advantage of economies of scale and reduce property taxes. In addition to the facilities listed above, we lease space in various locations primarily for use as sales offices.


 Item 3.   Legal Proceedings.
           -----------------

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


 Item 4.   Submission of Matters to a Vote of Security Holders.
           ---------------------------------------------------

      No matter was submitted by us to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.



                                   PART II.

 Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------------------

 Trading Price Range and Dividends

      Our common stock, par value $.01 per share, (the "Common Stock") is quoted on the Over-the-counter Bulletin Board under the symbol SSPY. As of April 30, 2003, there were 1,122 holders of the Common Stock (including individual security position listings). The following table sets forth the high and low sales range for the periods indicated. During 2001, we changed our financial reporting year end from September 30 to March 31. Therefore, the fiscal year ended March 30, 2001 is a transition period consisting of six calendar months. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

                                                    Common Stock
        Fiscal Year       Fiscal Quarter            High     Low
        -----------       ---------------          ------  ------
           2000           Ended December            8.438   5.688
                          Ended March               8.250   5.938
                          Ended June                6.125   3.875
                          Ended September           4.875   2.188

           2001           Ended December            2.938   0.750
                          Ended March               2.375   1.063

           2002           Ended June                1.500   1.270
                          Ended September           1.350   0.760
                          Ended December            1.250   0.850
                          Ended March               1.100   0.960

           2003           Ended June                1.300   1.070
                          Ended September           1.600   1.280
                          Ended December            1.750   1.400
                          Ended March               2.100   1.550

      We have not declared dividends in the past three fiscal years. Pursuant to the Loan and Security Agreement we have with Congress Financial Corporation, we are restricted from paying cash dividends without the lender's prior consent. We do not intend to pay cash dividends in the foreseeable future.

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

 Securities Authorized for Issuance under Equity Compensation Plans

      The following table sets forth information regarding our equity compensation plans as of March 29, 2002. See Note 2 to the Consolidated Financial Statements for further information.


 ----------------------------------------------------------------------------
                        Number of                             Number of
                     securities to be       Weighted          securities
                       issued upon          average           remaining
                       exercise of       exercise price      available for
                       outstanding       of outstanding     future issuance
                    options, warrants   options, warrants     under equity
                       and rights          and rights      compensation plans
                           (a)                (b)                (c)
 ----------------------------------------------------------------------------
 Equity compensation
 plans approved by
 security holders        308,442             $6.695            1,244,349
 ----------------------------------------------------------------------------


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


                   SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                      SELECTED FINANCIAL DATA (UNAUDITED)
              ( Amounts in thousands, except for per share data )


                                               Fiscal     Fiscal      Six       Fiscal     Fiscal     Fiscal
                                                Year       Year      Months      Year       Year       Year
                                               Ended      Ended      Ended      Ended      Ended      Ended
                                              March 28, March 29,   March 30,  Sept 29,    Oct 1,     Oct 2,
 Statement of Earnings Data:                    2003      2002      2001 (1)     2000       1999       1998
                                              --------   --------   --------   --------   --------   --------
 Net revenues                                $ 102,617  $ 103,601  $  50,337  $ 119,321  $ 112,880  $ 101,935
 Gross profit                                   30,029     29,495     13,936     36,170     37,283     32,303
 Operating profit (loss)                          (943)    (2,790)    (2,411)      (437)     8,445      7,782
 Interest expense                                  629        986        957      2,022      1,196        474
 Other income, net                                 (11)       193         14         17         63        215
 Earnings (loss) before cumulative
   effect of accounting change                  (1,561)    (3,582)    (2,123)    (1,518)     4,623      4,964
 Cumulative effect of accounting change         (7,442)        --         --         --         --         --
                                              --------   --------   --------   --------   --------   --------
 Net earnings (loss)                         $  (9,003) $  (3,582) $  (2,123) $  (1,518) $   4,623  $   4,964
                                              ========   ========   ========   ========   ========   ========
 Earnings (loss) per common share and
   common equivalent share:
 Net earnings (loss) per common share
   before cumulative effect of accounting
   change - basic                            $   (0.18) $   (0.40) $   (0.27) $   (0.21) $    0.63  $    0.62
 Cumulative effect of accounting
   change - basic                                (0.83)        --         --         --         --         --
                                              --------   --------   --------   --------   --------   --------
 Net earnings (loss) per common
   share - basic                             $   (1.01) $   (0.40) $   (0.27) $   (0.21) $    0.63  $    0.62
                                              ========   ========   ========   ========   ========   ========
 Net earnings (loss) per common share
   before cumulative effect of accounting
   change - diluted                          $   (0.18) $   (0.40) $   (0.27) $   (0.21) $    0.60  $    0.60
 Cumulative effect of accounting
   change - diluted                              (0.83)        --         --         --         --         --
                                              --------   --------   --------   --------   --------   --------
 Net earnings (loss) per common
   share - diluted                           $   (1.01) $   (0.40) $   (0.27) $   (0.21) $    0.60  $    0.60
                                              ========   ========   ========   ========   ========   ========
 Weighted average common and common
   equivalent shares:
 Weighted average common shares
   outstanding - basic                           8,917      8,917      7,964      7,273      7,390      8,026
 Weighted average common shares
   outstanding - diluted                         8,917      8,917      7,964      7,273      7,728      8,237


                                                 At         At         At         At         At         At
                                              March 28,  March 29,  March 30,  Sept 29,    Oct 1,     Oct 2,
 Balance Sheet Data:                            2003       2002     2001 (1)     2000       1999       1998
                                              --------   --------   --------   --------   --------   --------
 Working capital                             $  27,716  $  26,977  $  28,383  $  30,771  $  31,873  $  25,245
 Total assets                                   61,996     67,307     73,584     73,687     73,249     54,804
 Long-term obligations, net                     17,612     17,000     17,333     19,034     18,426      5,161
 Total liabilities                              33,950     30,258     32,955     33,150     31,141     13,626
 Stockholders equity                            28,046     37,049     40,629     40,537     42,108     41,178


              NOTES TO SELECTED FINANCIAL DATA (UNAUDITED)

 (1) During 2001, we changed our financial reporting year-end from September 30 to March 31.
     Therefore, the fiscal year ended March 30, 2001 is a transition period consisting of six calendar months.


 Item 7.   Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations.
           ---------------------

 2003 Compared to 2002

 The following table summarizes certain financial information relating to our results of operations for the fiscal year ended March 28, 2003 and the fiscal year ended March 29, 2002:

                                                    2003             2002
                                                 -----------      -----------
 Net Revenues                                   $102,617,413     $103,601,428
 Gross Profit                                     30,029,166       29,495,185
 SG&A                                             30,511,651       31,928,924
 Internet expenses                                   460,845          355,766
 Interest expense                                    629,026          985,509
 Other income, net                                    11,398          192,586
 Net loss before cumulative effect of
   accounting change                              (1,560,958)      (3,582,428)
 Cumulative effect of accounting change            7,442,432               --
 Net loss                                       $ (9,003,390)    $ (3,582,428)


 Net Revenues. Net revenues decreased approximately $984,000 (1.0%) for the fiscal year ended March 28, 2003 as compared to the fiscal year ended March 29, 2002. The decrease in net revenues was primarily the result of revenue losses in our Team Dealer operations and decreases in school spending for athletic programs.

 Gross Profit. Gross profit increased approximately $534,000 (1.8%) for the fiscal year ended March 28, 2003 as compared to the same period in fiscal 2002. As a percentage of net revenues, gross profit increased to 29.3% for the fiscal year ended March 28, 2003 as compared to 28.5% for the fiscal year ended March 29, 2002. The increase in gross profit is attributable to the consolidation of several of our plants, exiting certain unprofitable product lines and improved product sourcing.

 Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased approximately $1.4 million (4.4%) for the fiscal year ended March 28, 2003 as compared to the same period in fiscal 2002. As a percentage of net revenues, selling, general and administrative expenses decreased to 29.7% from 30.8% for the fiscal year ended March 28, 2003 as compared to the fiscal year ended March 29, 2002. The decrease in selling, general and administrative expenses for the fiscal year ended March 28, 2003 as compared to the fiscal year ended March 29, 2002 is primarily a result of the following:

 (i.)  A  decrease  in payroll  and  related expense  of  approximately  $1.1 million; primarily a result of reduced headcount.

 (ii.) A decrease in depreciation  and amortization expense of  approximately
      $366,000; primarily a result of assets reaching their full depreciation levels and the discontinuation of goodwill amortization.

 (iii.) A decrease in auditing and legal expenses of approximately  $185,000;
      primarily a result of lower audit fees due to our change in fiscal year from September to March which resulted in more audit work in the prior year.

 Internet Expenses. Internet related expenses increased approximately $105,000 (29.5%) for the fiscal year ended March 28, 2003 as compared to the fiscal year ended March 29, 2002. These expenses are related to the continued support and enhancement of our websites and web development to post electronic catalogs on our websites.

 Interest Expense. Interest expense decreased approximately $356,000 (36.2%) for the fiscal year ended March 28, 2003 as compared to the fiscal year ended March 29, 2002. This decrease is due to lower average borrowings and lower interest rates.

 Other Income, Net. Other income decreased approximately $181,000 for the fiscal year ended March 28, 2003 as compared to the fiscal year ended March 29, 2002. This decrease is due primarily to the casualty gain on insurance proceeds received in the prior year for assets lost in a flood that occurred in our corporate facility. These proceeds were used to purchase replacement assets.

 Net Loss before Cumulative Effect of Accounting Change. Net loss before cumulative effect of accounting change for the fiscal year ended March 28, 2003 decreased by $2.0 million (56.4%) as compared to the fiscal year ended March 29, 2002.

 Cumulative Effect of Accounting Change. On March 30, 2002 we adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires that goodwill not be amortized but instead be tested for impairment at least annually by reporting unit. Goodwill is required to be tested for impairment in a transitional test upon adoption and then at least annually by reporting unit. As a result of our impairment testing, we recorded a non-cash
 "cumulative effect of accounting change" impairment write down of approximately $7.4 million. We now have no remaining goodwill on our financial statements.

 Net Loss. Net loss increased approximately $5.4 million for the fiscal year ended March 28, 2003 as compared to the fiscal year ended March 29, 2002. Net loss per share increased to $(1.01) from $(0.40) for the fiscal year ended March 28, 2003 as compared to the fiscal year ended March 29, 2002. This increase is due to the cumulative effect of accounting change.

 2002 Compared to 2001

      The following table summarizes certain financial information relating to our results of operations for the fiscal year ended March 29, 2002 and the comparable twelve months ended March 30, 2001:

                                                    2002             2001
                                                 -----------      -----------
            Net Revenues                        $103,601,428     $113,060,806
            Gross Profit                          29,495,185       32,252,079
            SG&A                                  31,928,924       34,274,170
            Internet expenses                        355,766        1,352,635
            Nonrecurring charges                          --          253,239
            Interest expense                         985,509        2,046,656
            Other income, net                        192,586           29,433
            Income tax benefit                            --        2,085,736
            Net loss                            $ (3,582,428)    $ (3,559,452)


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

 Gross Profit. Gross profit decreased approximately $2.8 million (8.7%) for the fiscal year ended March 29, 2002 as compared to the same period in fiscal 2001. As a percentage of net revenues, gross profit remained at 28.5% for the fiscal year ended March 29, 2002 as compared to the comparable twelve months ended March 30, 2001. The decrease in gross profit was directly attributable to the decrease in net revenues.

 Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased approximately $2.3 million (6.8%) for the fiscal year ended March 29, 2002 as compared to the same period in fiscal 2001. As a percentage of net revenues, selling, general and administrative expenses increased to 30.8% from 30.3% for the fiscal year ended March 29, 2002 as compared to the comparable twelve months ended March 30, 2001. The decrease in selling, general and administrative expenses for the fiscal year ended March 29, 2002 as compared to the comparable twelve months ended March 30, 2001 was primarily a result of the following:

 (i.) A decrease in payroll and related expense of approximately $1.2 million; primarily a result of reduced headcount.

 (ii.) A decrease in selling and promotional expenses of approximately $774,000; primarily a result of reduced catalog expenses.

 (iii.) A decrease in depreciation and amortization expense of  approximately
        $276,000;  primarily   a  result  of   assets   reaching  their  full
        depreciation levels.

 (iv.) A decrease in tax expense of approximately $195,000; primarily a result of lower sales & use tax expense.

 Internet Expenses. Internet related expenses decreased approximately $1.0 million (73.7%) for the fiscal year ended March 29, 2002 as compared to the comparable twelve months ended March 30, 2001. These expenses are related to the continued support and enhancement of our websites and web development to post electronic catalogs on our websites. Internet expenses were significantly higher in the twelve months ended March 30, 2001 because we were still developing our e-commerce sites.

 Nonrecurring Charges. In the twelve months ended March 30, 2001, we consolidated our manufacturing facility located in Cerritos, CA with our facilities located in Anniston, AL. In association with this plant consolidation, we recorded additional nonrecurring expenses of approximately $114,000, which included employee termination costs, facility closure costs and moving costs. In addition, we recorded approximately $139,000 of nonrecurring expenses in the twelve month period ended March 30, 2001 related to the accelerated amortization of loan fees due to our change in lenders in March 2001. During the quarter ended March 2001, we mutually agreed with our lender to an early termination of the credit agreement so that we could establish a credit arrangement with a lender that could better service our working capital needs. This change in lenders resulted in a lower interest rate and increased borrowing availability.

 Interest Expense. Interest expense decreased approximately $1.1 million (51.8%) for the fiscal year ended March 29, 2002 as compared to comparable twelve months ended March 30, 2001. This decrease was due to lower average borrowings and lower interest rates.

 Other Income, Net. Other income increased approximately $163,000 for the fiscal year ended March 29, 2002 as compared to the comparable twelve months ended March 30, 2001. This increase was due primarily to the casualty gain on insurance proceeds received for assets lost in a flood that occurred in our corporate facility. These proceeds were used to purchase replacement assets.

 Income Tax Provision (Benefit). The benefit for income taxes decreased approximately $2.1 million to a benefit of $0 in the fiscal year ended March 29, 2002 as compared to the comparable twelve months ended March 30, 2001. Based upon our operating results for the fiscal year ended March 29, 2002, we did not provide an income tax benefit related to our loss before income taxes.

 Net Loss. Net loss increased approximately $23,000 for the fiscal year ended March 29, 2002 as compared to the comparable twelve months ended March 30, 2001. Net loss per share decreased to $(0.40) from $(0.45) for the fiscal year ended March 29, 2002 as compared to the comparable twelve months ended March 30, 2001. The weighted average shares outstanding increased by approximately 12.0% for the fiscal year ended March 29, 2002, as compared to the comparable twelve months ended March 30, 2001. The increase in weighted average shares outstanding was primarily due to the sale of treasury stock to Emerson Radio Corp. in January 2001.

 2001 Compared to 2000

      The following table summarizes certain financial information relating to our results of operations for the six month period ended March 30, 2001 and the comparable six month period ended March 31, 2000:

                                                    2001             2000
                                                 -----------      -----------
            Net Revenues                        $ 50,336,524     $ 56,596,700
            Gross Profit                          13,935,999       17,853,869
            SG&A                                  15,775,650       16,366,932
            Internet expenses                        317,808          101,322
            Nonrecurring charges                     253,239          605,000
            Interest expense                         957,270          932,391
            Other income, net                         14,400            1,904
            Income tax benefit                     1,231,053           69,203
            Net loss                            $ (2,122,515)    $    (80,669)

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

 Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased approximately $591,000 (3.6%) for the six month period ended March 30, 2001 as compared to the same period in fiscal 2000. As a percentage of net revenues, selling, general and administrative expenses increased to 31.3% from 28.9% for the six month period ended March 30, 2001 as compared to the same period in fiscal 2000. The decrease in selling, general and administrative expenses for the six month period ended March 30, 2001 as compared to the six month period ended March 31, 2000 was primarily a result of the following:

 (i.)  A decrease  in  selling  and  promotional  expense  of   approximately
       $565,000. This decrease is primarily a result of lower catalog expense as part of our cost reduction programs initiated in 2001.

 (ii.) A decrease in payroll related expense of approximately $364,000. This decreases is a result of reduced headcount, primarily in the sales and sales administration areas.

 (iii.) A decrease in legal fees of approximately $200,000. This decrease is primarily the result of a reduction in litigation.

 (iv.) A  decrease  in  facility  expenses of  approximately $156,000.   This
       decrease is primarily a result of lower rent and telephone expense due to renegotiations of certain leases and contracts.

      These decreases in selling, general and administrative expenses were partially offset by an increase of approximately $632,000 in computer related expenses and an increase of approximately $104,000 in license and royalty related expenses. Fiscal 2001 was the first year of normal, fully functional MIS department operating expenses. The increase in license and royalty related expenses was primarily due to the Amended and Restated License Agreement with MacMark, entered into on December 21, 2000, which requires us to pay an annual royalty based upon sales of MacGregor branded products, with the minimum annual royalty set at $100,000.

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

 Nonrecurring Charges. In the six months ended March 30, 2001, we consolidated our manufacturing facility located in Cerritos, CA with our facilities located in Anniston, AL. In association with this plant consolidation, we recorded for the six month period ended March 30, 2001, nonrecurring expenses of approximately $114,000 which included employee termination costs, facility closure and moving costs. In addition, we recorded approximately $139,000 of nonrecurring expenses in the six month period ended March 30, 2001 related to the accelerated amortization of loan fees due to the change in lenders in March 2001. During the quarter ended March 2001, we mutually agreed with our lender to an early termination of the credit agreement so that we could establish a credit arrangement with a lender that could better service our working capital needs. This change in lenders resulted in a lower interest rate and increased borrowing availability. In the six month period ended March 31, 2000, we recorded a nonrecurring charge related to the settlement of two different lawsuits in the amount of $605,000. The first lawsuit involved a former employee. The second lawsuit related to a marketing program. No previous accrual was made because the final settlement was not measurable nor probable at the balance sheet date.

 Interest Expense.   Interest expense increased approximately $25,000  (2.7%)
 for the six month period ended March 30, 2001 as compared to the same period in fiscal 2000. This increase was due to higher average borrowings.

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

 Net Loss. Net loss increased approximately $2.0 million for the six month period ended March 30, 2001 as compared to the same period in fiscal 2000. Net loss per share increased to $(0.27) from $(0.01) for the six month period ended March 30, 2001 as compared to the same period in fiscal 2000. The weighted average shares outstanding increased by approximately 9.5% for the six month period ended March 30, 2001 as compared to the same period in fiscal 2000. The increase in weighted average shares outstanding was primarily due to the sale of treasury stock to Emerson Radio Corp.

 Liquidity and Capital Resources

      Our working capital increased approximately $739,000 during the fiscal year ended March 28, 2003, from $27.0 million at March 29, 2002 to $27.7 million at March 28, 2003. The increase in working capital is primarily the result of an increase in cash of approximately $1.6 million, an increase in inventories of approximately $1.2 million, and an increase in trade accounts receivable of approximately $932,000. These increases wer partially offset by an increase in trade accounts payable of $2.3 million and an increase in accrued liabilities of approximately $792,000.

      We have a credit agreement with Congress Financial Corporation to finance our working capital requirements through March 2004. The credit agreement provides for a $25 million revolving credit facility. Borrowings under our credit agreement are subject to an accounts receivable and inventory collateral base and are secured by substantially all of our assets. We are required to maintain certain net worth levels and as of March 28, 2003 we were in compliance with this requirement. As of March 28, 2003, we had total available borrowings under our senior credit facility of approximately $22.4 million, of which approximately $17.5 million were outstanding. Congress Financial Corporation has expressed an interest in extending this credit agreement. We intend to have a long-term credit agreement in place well in advance of March 2004. Although no assurance can be made, we believe we will be able to extend the term of our credit agreement with Congress Financial Corporation prior to its maturity date of March 27, 2004.

      We believe we can satisfy our short-term and long-term working capital requirements to support our current operations from borrowings under our credit facility and cash flows from operations.

      We have undertaken revenue enhancement programs in the past two fiscal years, including our associate programs in which associates share in the revenue generated from their website links to our websites. We have also initiated successful marketing alliances with American Heart Association and American Diabetes Association. See Part I. Item 1. "Business - Sales and Marketing" for more information on these programs.

 The following table sets forth our contractual obligations at March 28, 2003 for the periods shown:

                                Due in       Due in
                  Due within    two to       four to
                   one year  three years   five years  Thereafter     Total
                 ------------------------------------------------------------

 Notes payable   $   53,563  $17,595,180   $     --    $      --  $17,648,743
 Capital lease
  obligations        17,519       16,573         --           --       34,092
 Leases           1,790,962    1,674,007    226,154           --    3,691,123
                 ------------------------------------------------------------
 Total           $1,862,044  $19,285,760   $226,154    $      --  $21,373,958
                 ============================================================

      On May 28, 1997, the Board of Directors approved the repurchase of up to 1,000,000 shares of our issued and outstanding common stock in the open market and/or privately negotiated transactions. On October 28, 1998, the Board of Directors approved a second repurchase program of up to an additional 1,000,000 shares of our issued and outstanding common stock in the open market and/or privately negotiated transactions. As of March 28, 2003, we had repurchased approximately 1,333,000 shares of our issued and outstanding common stock in the open market and privately negotiated transactions. Any future purchases will be subject to price and availability of shares, working capital availability and any alternative capital spending programs. Our credit agreement currently prohibits the repurchase of any additional shares without the lender's prior consent.

      As of March 28, 2003, we did not have any material commitments for capital expenditures.

 Critical Accounting Policies

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. We consider certain accounting policies related to inventories and trade accounts receivables, impairment of long lived assets and valuation of deferred tax assets to be critical policies due to the estimation processes involved in each.

 Inventories

      Inventories are stated at the lower of cost or market. Cost is determined using the weighted-average and standard cost methods for items manufactured by us and weighted-average cost for items purchased for resale. The inventory allowance for obsolete or slow moving items is determined based upon our periodic assessment of the net realizable value of our inventory. If actual market conditions are less favorable than those we have projected, additional inventory write-downs may be required.

 Trade Accounts Receivable

      We extend credit based upon evaluations of a customer's financial condition and provide for any anticipated credit losses in our financial statements based upon management's estimates and ongoing reviews of recorded allowances. If the financial conditions of our customers deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

 Intangible Assets

      We have significant intangible assets related to acquired intangibles. The determination of related estimated useful lives and whether or not these assets are impaired involves significant judgments. Changes in strategy and/or market conditions could significantly impact these judgments and require adjustments to recorded asset balances.

 Income Taxes

      We record a valuation allowance to reduce the amount of our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, if we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

 Certain Factors that May Affect Our Business or Future Operating Results
 ------------------------------------------------------------------------

      This report contains various forward looking statements and information that are based on our beliefs as well as assumptions made by and information currently available to us. When used in this report, the words "anticipate," "believe," "estimate," "expect," "predict," "intend," "project" and similar expressions are intended to identify forward looking statements. Such statements are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Several key factors that may have a direct bearing on our results are set forth below.

      Future trends for revenues and profitability remain difficult to predict. We continue to face many risks and uncertainties, including:

      1. general and specific market and economic conditions;
      2. budgetary restrictions of  schools and government agencies;
      3. unanticipated disruptions or slowdowns in operations;
      4. high fixed costs;
      5. competitive factors;
      6. continuation of existing license agreement;
      7. foreign supplier related issues;
      8. use of deferred tax asset; and
      9. product liability and insurance.

 General and Specific Market and Economic Conditions
 ---------------------------------------------------

      The general economic condition in the United States could affect pricing and availability of raw materials such as metals, petroleum and other commodities used in manufacturing certain products and certain purchased finished goods as well as transportation costs. Any material price increases to our customers could have an adverse effect on revenues and any price increases from vendors could have an adverse effect on our costs. Professional sports have a significant impact on the market conditions for each individual sport. Collective bargaining, labor disputes, lockouts or strikes by a professional sport could have a negative impact on our revenues.

 Budgetary Restrictions of Schools and Government Agencies
 ---------------------------------------------------------

      Much of our business is dependent on the budgetary allowances of schools, as well as local, state and federal government agencies. Restrictions to the funding or budgeted spending of these entities could adversely affect our results of operations.

 Unanticipated Disruptions or Slowdowns in Operations
 ----------------------------------------------------

      Our ability to provide high quality customer service, process and fulfill orders and manage inventory depends on: (i.) the efficient and uninterrupted operation of our call center, distribution center, manufacturing facilities, and management information systems and (ii.) the timely performance of vendors, catalog printers and shipping companies. Any material disruption or slowdown in the operation of our call center, distribution center, manufacturing facilities or management information systems, or comparable disruptions or slowdowns suffered by our principal service providers, could cause delays in our ability to receive, process and fulfill customer orders and may cause orders to be canceled, lost or delivered late, goods to be returned or receipt of goods to be refused.

      We ship approximately 70% of our products using United Parcel Service ("UPS"). As experienced in 1997, a strike by UPS or any of our other major carriers could adversely affect our results of operations due to not being able to deliver our products in a timely manner and using other more expensive freight carriers. Although we have analyzed the cost-benefit effect of using other carriers, we continue to utilize UPS for the majority of our small package shipments and believe this is most advantageous to our company.

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

 High Fixed Costs
 ----------------

      Operations and maintenance of our call center, distribution center, manufacturing facilities and management information systems involve substantial fixed costs. Paper, packaging, shipping and postage are significant components of our costs. Catalog marketing entails substantial paper, postage, and costs associated with catalog development. Each of these is subject to price fluctuations.

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

 Continuation of Existing License Agreement
 ------------------------------------------

      In February 1992, we acquired two separate licenses to use several trade names, styles, and trademarks (including, but not limited to, MacGregor[R]). On December 21, 2000, the license relating to the use of the MacGregor[R] trademark was amended and restated in its entirety. The license agreement permits us to manufacture, promote, sell, and distribute to designated customers throughout the world, specified sports related equipment and products relating to baseball, softball, basketball, soccer, football, volleyball, and general exercise. The license agreement requires us to pay royalties based upon sales of MacGregor[R] branded products, with the minimum annual royalty set at $100,000. Futhermore, the license agreement is exclusive with respect to certain customers and non-exclusive with respect to others. The license agreement has an original term of forty (40) years, but will automatically renew for successive forty (40) year periods unless terminated in accordance with the terms of the license. We have converted a substantial portion of our products to the MacGregor[R] brand, which is believed to be a widely recognized trade name in the sporting goods industry. Termination of this license agreement could have a material adverse effect on our results of operations.

 Foreign Supplier Related Issues
 -------------------------------

      Approximately 30% of our total product costs are from products purchased directly from foreign suppliers located primarily in the Far East. In addition, we believe foreign manufacturers produce many of the products we purchase from domestic suppliers. We are subject to risks of doing business abroad, including delays in shipments, adverse fluctuations in foreign currency exchange rates, increases in import duties, decreases in quotas, changes in custom regulations, acts of God (such as earthquakes), war and political turmoil. The occurrence of any one or more of the foregoing could adversely affect our operations.

 Use of Deferred Tax Asset
 -------------------------

      We believe our net deferred tax assets will be realized through tax planning strategies available in future periods and future profitable operating results. Although realization is not assured, we believe it is more likely than not that our remaining net deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced or eliminated in the near term if certain tax planning strategies are not successfully executed or estimates of future taxable income during the carryforward period are reduced. If we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

 Product Liability and Insurance
 -------------------------------

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

      In recent years, product liability insurance has become much more expensive, more restrictive and more difficult to obtain. There can be no assurance that our general product liability insurance will be sufficient to cover any successful product liability claims made against us. In our opinion, any ultimate liability arising out of currently pending product liability claims will not have a material adverse effect on our financial condition or results of operations. However, any claims substantially in excess of our insurance coverage, or any substantial claim not covered by insurance, could have a material adverse effect on our financial condition and results of operations.


 Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
           ----------------------------------------------------------

      An increase in interest rates could have a material adverse effect on our results of operations and our financial position. Assuming borrowing levels remain at the same level for fiscal year 2004 as at the end of fiscal year 2003, each additional 1% increase in interest rates would increase interest expense by approximately $150,000 to $200,000.


 Item 8.   Financial Statements and Supplementary Data.
           -------------------------------------------

 Index to Financial Statements                                      Page
 -----------------------------                                      ----

 Report of Independent Auditors                                      24

 Consolidated Balance Sheets as of March 28, 2003,
   March 29, 2002, and March 30, 2001                                25

 Consolidated Statements of Operations for the Fiscal Year
   Ended March 28, 2003, the Fiscal Year ended March 29, 2002, the Six Months Ended March  30, 2001, and the Year Ended
   September 29, 2000                                                26

 Consolidated Statements of Stockholders' Equity for the Fiscal
   Year Ended March 28, 2003, the Fiscal Year ended March 29,
   2002, the Six Months Ended March 30, 2001 and the Year Ended
   September 29, 2000                                                27

 Consolidated Statements of Cash Flows for the Fiscal Year
   Ended March 28, 2003, the Fiscal Year ended March 29, 2002, the Six Months Ended March 30, 2001 and the Year Ended
   September 29, 2000                                                28

 Notes to Consolidated Financial Statements                          29

                        REPORT OF INDEPENDENT AUDITORS



 To the Board of Directors of Sport Supply Group, Inc.:

      We have audited the accompanying consolidated balance sheets of Sport Supply Group, Inc. and subsidiaries as of March 28, 2003 and March 29, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two fiscal years in the period ended March 28, 2003, the six month period ended March 30, 2001 and the fiscal year ended September 29, 2000. Our audits also included the financial statement schedule listed in the Index to Exhibits at Item 16(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sport Supply Group, Inc. and subsidiaries as of March 28, 2003, and March 29, 2002, and the consolidated results of their operations and their cash flows for each of the two fiscal years ended March 28, 2003, the six month period ended March 30, 2001 and the fiscal year ended September 29, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, Sport Supply Group, Inc. and subsidiaries changed its method of accounting for goodwill end other purchased intangible assets during the year ended March 28, 2003.

                                 ERNST & YOUNG LLP

 Dallas, Texas
 May 10, 2003

                    SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                       March 28,     March 29,
                                                          2003          2002
                                                      -----------   -----------
 CURRENT ASSETS :
  Cash and equivalents                               $  2,142,302  $    586,911
  Accounts receivable:
    Trade, less allowance for doubtful accounts
    of $500,000 at March 28, 2003 and $524,000
    at March 29, 2002                                  19,756,947    18,824,829
     Other                                                488,728       235,008
  Inventories, net                                     19,564,314    18,368,392
  Other current assets                                    576,653       560,362
  Deferred tax assets                                   1,525,472     1,659,039
                                                      -----------   -----------
     Total current assets                              44,054,416    40,234,541
                                                      -----------   -----------

 DEFERRED CATALOG EXPENSES                              1,912,346     2,017,280

 PROPERTY, PLANT AND EQUIPMENT :
  Land                                                      8,663         8,663
  Buildings                                             1,605,102     1,605,102
  Computer Equipment & Software                        11,461,375    11,231,120
  Machinery and equipment                               6,558,502     6,358,546
  Furniture and fixtures                                1,508,393     1,673,683
  Leasehold improvements                                2,497,209     2,384,335
                                                      -----------   -----------
                                                       23,639,244    23,261,449
  Less -- Accumulated depreciation and amortization   (15,119,308)  (13,310,710)
                                                      -----------   -----------
                                                        8,519,936     9,950,739
                                                      -----------   -----------

 DEFERRED TAX ASSETS                                    3,974,753     3,841,186

 COST IN EXCESS OF NET ASSETS ACQUIRED,
  less accumulated amortization of $2,171,000
  at March 29, 2002                                             -     7,442,432

 TRADEMARKS
  less accumulated amortization of $995,000 at
  March 28, 2003 and $1,114,000 at March 29, 2002       2,926,288     3,044,888

 OTHER ASSETS
  less accumulated amortization of $798,000 at
  March 28, 2003 and $589,000 at March 29, 2002           607,900       775,839
                                                      -----------   -----------
                                                     $ 61,995,639  $ 67,306,905
                                                      ===========   ===========

 CURRENT LIABILITIES :
  Accounts payable                                   $ 11,823,287  $  9,532,407
  Other accrued liabilities                             4,443,990     3,652,310
  Notes payable and capital lease
    obligations, current portion                           71,082        73,132
                                                      -----------   -----------
        Total current liabilities                      16,338,359    13,257,849
                                                      -----------   -----------
 NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS,
  net of current portion                               17,611,753    17,000,139

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY :
  Preferred stock, par value $0.01, 100,000 shares
    authorized, no shares outstanding                           -             -
  Common stock, par value $0.01, 20,000,000 shares
    authorized, 9,362,397 shares issued at March 28,
    2003 and March 29, 2002, and 8,917,244 shares
    outstanding at March 28, 2003 and March 29, 2002       93,624        93,624
  Additional paid-in capital                           48,101,331    48,101,331
  Accumulated deficit                                 (16,348,146)   (7,344,756)
  Treasury stock, at cost, 445,153 shares,
    at March 28, 2003 and March 29, 2002               (3,801,282)   (3,801,282)
                                                      -----------   -----------
        Total Stockholders' Equity                     28,045,527    37,048,917
                                                      -----------   -----------
                                                     $ 61,995,639  $ 67,306,905
                                                      ===========   ===========


 The accompanying notes are an integral part of these financial statements.


                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
        For The Year Ended March 28, 2003, The Year Ended March 29, 2002,
The Six Month Period Ended March 30, 2001, and The Year Ended September 29, 2000


                                    ------------   ------------   -----------   -----------
                                        2003           2002          2001           2000
                                    ------------   ------------   -----------   -----------
 Net revenues                      $ 102,617,413  $ 103,601,428  $ 50,336,524  $119,320,982

 Cost of sales                        72,588,247     74,106,243    36,400,525    83,151,033
                                    ------------   ------------   -----------   -----------
  Gross profit                        30,029,166     29,495,185    13,935,999    36,169,949

 Selling, general and
    administrative expenses           30,511,651     31,928,924    15,775,650    34,865,452
 Internet expenses                       460,845        355,766       317,808     1,136,149
 Nonrecurring charges                          -              -       253,239       605,000
                                    ------------   ------------   -----------   -----------
  Operating loss                        (943,330)    (2,789,505)   (2,410,698)     (436,652)

 Interest expense                       (629,026)      (985,509)     (957,270)   (2,021,763)

 Other income, net                        11,398        192,586        14,400        16,924
                                    ------------   ------------   -----------   -----------
  Net loss before income taxes
    and cumulative effect of
    accounting change                 (1,560,958)    (3,582,428)   (3,353,568)   (2,441,491)

 Income tax benefit                            -              -    (1,231,053)     (923,885)
                                    ------------   ------------   -----------   -----------
 Net loss before cumulative
   effect of accounting change        (1,560,958)    (3,582,428)   (2,122,515)   (1,517,606)

 Cumulative effect
   of accounting change               (7,442,432)             -             -             -
                                    ------------   ------------   -----------   -----------
 Net loss                          $  (9,003,390) $  (3,582,428) $ (2,122,515) $ (1,517,606)
                                    ============   ============   ===========   ===========
 Loss per share:

  Net loss per share before
    cumulative effect of
    accounting change - basic      $       (0.18) $       (0.40) $      (0.27) $      (0.21)
                                    ============   ============   ===========   ===========
  Cumulative effect of accounting
    change - basic                 $       (0.83) $           -  $          -  $          -
                                    ============   ============   ===========   ===========
  Net loss per share - basic       $       (1.01) $       (0.40) $      (0.27) $      (0.21)
                                    ============   ============   ===========   ===========

  Net loss per share before
    cumulative effect of
    accounting change - diluted    $       (0.18) $       (0.40) $      (0.27) $      (0.21)
                                    ============   ============   ===========   ===========
  Cumulative effect of accounting
    change - diluted               $       (0.83) $           -  $          -  $          -
                                    ============   ============   ===========   ===========
  Net loss per share - diluted     $       (1.01) $       (0.40) $      (0.27) $      (0.21)
                                    ============   ============   ===========   ===========

 Weighted average number of common
   shares outstanding - basic          8,917,244      8,917,244     7,963,989     7,272,570
                                    ============   ============   ===========   ===========
 Weighted average number of common
   shares outstanding - diluted        8,917,244      8,917,244     7,963,989     7,272,570
                                    ============   ============   ===========   ===========

 The accompanying notes are an integral part of these financial statements.


                   SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
        For The Year Ended March 28, 2003, The Year Ended March 29, 2002,
The Six Month Period Ended March 30, 2001, and The Year Ended September 29, 2000


                                        Common Stock       Additional                     Treasury Stock
                                     -------------------    Paid in     Accumulated   -----------------------
                                      Shares     Amount     Capital       Deficit       Shares      Amount         Total
                                     ---------   -------   ----------   -----------   ---------   -----------    ----------
 Balance, October 1, 1999            9,333,241  $ 93,332  $59,743,384  $   (122,207)  2,059,342  $(17,606,352)  $42,108,157

 Issuances of common stock upon
   exercises of outstanding options      5,000        50                                                                 50
 Issuances of common stock              12,490       125       51,503                                                51,628
 Purchase of treasury stock                                                              16,420      (112,437)     (112,437)
 Reissuances of treasury shares                                (9,300)                     (980)       16,772         7,472
 Net loss (comprehensive loss)                                           (1,517,606)                             (1,517,606)
                                     ---------   -------   ----------   -----------   ---------   -----------    ----------
 Balance, September 29, 2000         9,350,731  $ 93,507  $59,785,587    (1,639,813)  2,074,782  $(17,702,017)  $40,537,264
                                     ---------   -------   ----------   -----------   ---------   -----------    ----------

 Issuances of common stock               9,028        91       14,257                                                14,348
 Sale of treasury shares                                  (11,700,735)               (1,629,629)   13,900,735     2,200,000
 Net loss (comprehensive loss)                                           (2,122,515)                             (2,122,515)
                                     ---------   -------   ----------   -----------   ---------   -----------    ----------
 Balance, March 30, 2001             9,359,759  $ 93,598  $48,099,109  $ (3,762,328)    445,153  $ (3,801,282)   40,629,097
                                     ---------   -------   ----------   -----------   ---------   -----------    ----------

 Issuances of common stock               2,638        26        2,222                                                 2,248
 Net loss (comprehensive loss)                                           (3,582,428)                             (3,582,428)
                                     ---------   -------   ----------   -----------   ---------   -----------    ----------
 Balance, March 29, 2002             9,362,397  $ 93,624  $48,101,331  $ (7,344,756)    445,153  $ (3,801,282)   37,048,917
                                     ---------   -------   ----------   -----------   ---------   -----------    ----------

 Net loss (comprehensive loss)                                           (9,003,390)                             (9,003,390)
                                     ---------   -------   ----------   -----------   ---------   -----------    ----------
 Balance, March 28, 2003             9,362,397  $ 93,624  $48,101,331  $(16,348,146)    445,153  $ (3,801,282)  $28,045,527
                                     =========   =======   ==========   ===========   =========   ===========    ==========


 The accompanying notes are an integral part of these financial statements.


                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Year Ended March 28, 2003, The Year Ended March 29, 2002,
 The Six Month Period Ended March 30, 2001, and The Year Ended September 29, 2000


                                                              2003          2002          2001          2000
                                                          -----------   -----------   -----------   -----------
 CASH FLOWS FROM OPERATING ACTIVITIES :
   Net loss                                              $ (9,003,390) $ (3,582,428) $ (2,122,515)  $(1,517,606)
   Adjustments to reconcile net loss to net
       cash provided by (used in) operating activities:
    Depreciation and amortization                           2,172,387     2,572,600     1,556,419     2,855,172
    Provision for allowances for accounts receivable          451,367       351,306       220,884       319,025
    Cumulative effect of accounting change                  7,442,432             -             -             -
    Changes in assets and liabilities:
     (Increase) decrease in accounts receivable            (1,637,205)        5,558     2,789,939     1,902,706
     (Increase) decrease in inventories                    (1,195,922)    2,682,147    (1,197,480)     (565,986)
     (Increase) decrease in deferred catalog expenses
       and other current assets                                88,643       706,326      (578,491)      284,757
     Increase (decrease) in accounts payable                2,290,880    (4,081,428)    3,742,767     1,161,798
     (Increase) decrease in deferred taxes                    133,567      (240,204)      (77,632)     (279,015)
     Increase (decrease) in accrued liabilities               791,680     1,722,953      (675,323)      170,301
     Increase in other assets                                 (30,912)     (187,490)     (140,580)     (284,426)
     (Increase) decrease in noncurrent deferred
       tax assets                                            (133,567)      240,204    (1,214,480)     (765,671)
                                                          -----------   -----------   -----------   -----------
   Net cash provided by operating activites                 1,369,960       189,544     2,303,508     3,281,055
                                                          -----------   -----------   -----------   -----------

 CASH FLOWS FROM INVESTING ACTIVITIES :
   Acquisitions of property, plant & equipment               (424,133)     (537,194)      (97,030)   (2,025,608)
   Payments for acquisitions, net of cash acquired                  -             -             -      (854,093)
                                                          -----------   -----------   -----------   -----------
   Net cash used in investing activities                     (424,133)     (537,194)      (97,030)   (2,879,701)
                                                          -----------   -----------   -----------   -----------

 CASH FLOWS FROM FINANCING ACTIVITIES :
   Proceeds from issuances of notes payable               112,456,629   123,834,275    17,134,214     2,205,620
   Payments of notes payable and capital
     lease obligations                                   (111,847,065) (124,173,058)  (20,395,961)   (2,643,581)
   Proceeds from common stock issuances                             -         2,248     2,214,348        59,150
   Purchase of treasury stock                                       -             -             -      (112,437)
                                                          -----------   -----------   -----------   -----------
   Net cash (used in) provided by financing activities        609,564      (336,535)   (1,047,399)     (491,248)
                                                          -----------   -----------   -----------   -----------

 NET CHANGE IN CASH AND EQUIVALENTS                         1,555,391      (684,185)    1,159,079       (89,894)

 Cash and equivalents, beginning of period                    586,911     1,271,096       112,017       201,911
                                                          -----------   -----------   -----------   -----------
 Cash and equivalents, end of period                     $  2,142,302  $    586,911  $  1,271,096   $   112,017
                                                          ===========   ===========   ===========   ===========


 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :

 Cash paid during the period for interest                $    686,518  $    986,297  $    824,353   $ 2,169,859
                                                          ===========   ===========   ===========   ===========
 Cash paid during the period for income taxes            $     88,697  $     55,287  $     73,435   $   204,455
                                                          ===========   ===========   ===========   ===========

 We acquired the assets of certain entities. In
   connection with these acquisitions, liabilities were
   assumed as follows:
      Fair value of assets acquired                      $          -  $          -  $          -   $ 1,968,685
      Cash paid for the acquisitions, net                           -             -             -      (854,093)
      Debt issued for the acquisitions                              -             -             -      (275,000)
                                                          -----------   -----------   -----------   -----------
      Liabilities assumed                                $          -  $          -  $          -  $    839,592
                                                          ===========   ===========   ===========   ===========

 The accompanying notes are an integral part of these financial statements.


                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 28, 2003

 1.   BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Background

      Sport Supply Group, Inc. ("SSG") was incorporated in 1982. The assets of the Sports & Recreation Division of Aurora Electronics, Inc. (f/k/a BSN Corp., "Aurora") were contributed to us effective September 30, 1988. We were a wholly-owned subsidiary of Aurora before our initial public offering in April 1991. Effective March 2001, Sport Supply Group, Inc is a majority-owned subsidiary of Emerson Radio Corp. Our financial statements do not include any purchase accounting adjustments to reflect our acquisition by Emerson Radio Corp. Our operations are all within one financial reporting segment: direct marketing of sports related equipment and leisure products to institutional customers in the United States. We source most of the products we sell and also manufacture some of the products we sell. Manufactured products include, but are not limited to: 1) Football, baseball and track and field equipment; 2.) Tennis, volleyball, and other sports nets; 3.) Steel and aluminum construction items, such as football, basketball, soccer and field hockey goals; and 4.) Track and field, gymnastics and physical education mats.

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

      Certain financial information for previous fiscal years has been reclassified to conform to the fiscal 2003 presentation.

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

 Inventories

      Inventories are  stated  at the  lower  of cost  or  market.   Cost  is
 determined using the standard cost method for items manufactured by us and weighted-average cost for items purchased for resale. As of March 28, 2003 and March 29, 2002, inventories consisted of the following:



  Inventory Data:                           Mar. 28, 2003      Mar. 29, 2002
  ---------------                            ------------       ------------
  Raw materials                             $   2,095,242      $   2,153,634
  Work-in-process                                 318,165            257,653
  Finished and purchased goods                 18,223,657         17,121,730
                                             ------------       ------------
  Inventory, Gross                             20,637,064         19,533,017
  Less inventory allowance for obsolete or
       slow moving items                       (1,072,750)        (1,164,625)
                                             ------------       ------------
  Inventory, Net                            $  19,564,314      $  18,368,392
                                             ============       ============

      The inventory allowance for obsolete or slow moving items is determined based upon our periodic assessment of the net realizable value of our inventory. As of March 28, 2003 and March 29, 2002, approximately 24% and 23%, respectively, of total ending inventories were products manufactured by us with the balance being products purchased from outside suppliers. Sales of products manufactured by us accounted for approximately 24%, 26%, 30%, and 31% of total net revenues in fiscal 2003, 2002, 2001, and 2000, respectively.

 Accounts Receivable and Concentration of Credit Risk

      Financial instruments that potentially subject us to concentration of credit risk are accounts receivable. Accounts receivable represent sales of sporting goods and leisure products to all levels of public and private schools, colleges, universities, and military academies, municipal and governmental agencies, military facilities, churches, clubs, camps, hospitals, youth sport leagues, nonprofit organizations, team dealers, and certain other retailers. We did not have any individual customers that accounted for more than 10% of outstanding accounts receivable as of March 28, 2003 or March 29, 2002. The majority of our sales are to publicly funded institutional customers. We extend credit based upon evaluations of a customer's financial condition and provide for any anticipated credit losses in our financial statements based upon management's estimates and ongoing reviews of recorded allowances. The allowance for doubtful accounts was approximately $500,000 and $524,000, a as of March 28, 2003 and March 29, 2002, respectively.

 Advertising and Deferred Catalog Expenses

      We expense advertising costs as incurred, except for production costs related to direct-response catalog activities, which are capitalized. Direct response catalogs are product and order reference books for our customers. Production and distribution costs, primarily printing and postage, associated with catalogs are amortized over twelve months which approximates customer usage of the catalogs produced. Our catalog amortization for the fiscal year ended March 28, 2003, the fiscal year ended March 29, 2002, the six month period ended March 30, 2001, and the fiscal year September 29, 2000 were approximately $3,161,000 $3,026,000, $1,312,000, and $4,122,000, respectively.

 Internet Expenses

      We expense the operating and development costs of our Internet websites as incurred. Hardware and related software modules that interface with our SAP AS/400 system are capitalized and subsequently amortized over the remaining estimated useful life of the assets.

 Property, Plant, and Equipment

      Property, plant and equipment are stated at cost and depreciated over the estimated useful lives of the related assets using the straight-line method. Leasehold improvements and property and equipment leased under capital lease obligations are amortized over the terms of the related leases or their estimated useful lives, whichever is shorter. The costs of maintenance and repairs are charged to expense as incurred. Significant renewals and improvements are capitalized and depreciated over the remaining estimated useful lives of the related assets.

      Depreciation of property, plant and equipment is provided by the straight-line method as follows:

           Buildings                               Thirty to forty years
           Machinery and Equipment                 Five to ten years
           Computer Equipment and Software         Three to ten years
           Furniture and Fixtures                  Five years
           Leasehold Improvements                  Remaining lease term


 Intangible Assets

      Trademarks relate to costs incurred in connection with the acquisition or licensing agreements for the use of certain trademarks and servicemarks in conjunction with the sale of our products. Other intangible assets are classified as other assets and consist principally of deposits, capitalized loan and financing fees and patents. Capitalized loan and financing fees are amortized over the term of the credit agreement.

      Amortization of intangible assets is provided by the straight-line method as follows:

           Trademarks and servicemarks             Five to forty years
           Patents                                 Seven to eleven years

      We periodically assess the recoverability of the carrying value of intangible assets in relation to projected earnings and projected undiscounted cash flows. Based on our assessment, we believe our investments in intangible assets are fully realizable as of March 28, 2003.

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

 Revenue Recognition

      Our policy is to recognize revenue upon shipment of inventory, and record an estimate against revenues for possible returns based upon our historical return rate. Subject to certain limitations, customers have the right to return product within 60 days if they are not completely satisfied. We believe sales are final upon shipment of inventory based upon the following criteria under SFAS 48 and SAB 101:

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


 Shipping and Handling

      On September 30, 2000, we adopted the provisions of the Emerging Issues Task Force, EITF 00-10, Accounting for Shipping and Handling Fees and Costs. Prior to September 30, 2000, we netted shipping fees against shipping costs. The net difference was included in cost of sales in our consolidated statements of operations. The provisions of EITF 00-10 provide that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for the goods provided and should be classified as revenue. Accordingly, we have classified shipping and handling fees as revenues in our consolidated statements of operations for the fiscal year ended March 28, 2003. Previous periods have been restated to conform to fiscal 2003 presentation.

 Stock-based Compensation

      We have stock option plans under which certain officers and employees have been granted options. All the options have been granted at prices equal to the market value of the shares at the time of the grant and expire on the tenth anniversary of the grant date. Our stock-based compensation is measured in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation expense is recognized for fixed option plans because the exercise prices of Employee stock options equal or exceed the market prices of the underlying stock on the dates of grant.

       The following table represents the effect on net loss and loss per share if we had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock based Employee compensation.

                              For the       For the      For the       For the
                              Fiscal        Fiscal         Six         Fiscal
                            Year Ended    Year Ended   Months Ended  Year Ended
                             Mar.  28,     Mar.  29,    Mar.  30,     Sept. 29,
                               2003          2002          2001         2000
                            ----------    ----------    ----------   ----------
 Net loss,  as reported    $(9,003,390)  $(3,582,428)  $(2,122,515) $(1,517,606)

 Deduct: Total stock-based
 employee compensation
 expense determined under
 the fair value method for
 all awards, net of related
 tax effects                   $(2,826)     $(10,710)    $(268,091)   $(471,041)

 Pro forma loss            $(9,006,216)  $(3,593,138)  $(2,390,606) $(1,988,647)

 Loss per share - basic
 and diluted:
 As reported                    $(1.01)       $(0.40)       $(0.27)      $(0.21)
 Pro forma                      $(1.01)       $(0.40)       $(0.30)      $(0.27)


 Recent Pronouncements

      In June 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires that a liability be recognized for exit and disposal costs only when the liability has been incurred and when it can be measured at fair value. This statement is effective for exit and disposal activities that are initiated after December 31, 2002. This statement will impact the timing of our recognition of liabilities for cost associated with exit or disposal activities.

      In August 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). This statement supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121), but carries over the key guidance from SFAS 121 in establishing the framework for the recognition and measurement of long-lived assets to be disposed of by sale and addresses significant implementation issues. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted. We have adopted SFAS 144 effective March 30, 2002 and it did not have an impact on our financial statements when adopted.

 Adoption of Recent Pronouncements

      In June 2001, the Financial Accounting Standards Board issued Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires that goodwill not be amortized but instead be tested for impairment at least annually by reporting unit. We adopted SFAS 142 effective March 30, 2002. As a result, we ceased recording amortization of goodwill on March 30, 2002. Had we ceased amortizing goodwill as of the beginning of fiscal 2002, net loss for the fiscal year ended March 29, 2002 would have decreased by $284,000 ($0.03 per basic and diluted share).

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

      The results of our step one analysis indicated that we had a potential impairment of goodwill. In our step two analysis, the fair value of the goodwill was determined through a third party appraisal. The appraisal determined fair value to be the price that the assets could be sold for in a current arms-length transaction between willing parties. As a result of our step two impairment testing, we recorded a non-cash "cumulative effect of accounting change" increase in our net loss of approximately $7.4
 million.  As  of March  28, 2003 and March 29, 2002,  we  had $0   and  $7.4
 million  of   goodwill  recorded   on   our  consolidated   balance   sheet,
 respectively.

 2.   STOCKHOLDERS' EQUITY:

 Stock Options

      We maintain a stock option plan that provides up to 2,000,000 shares of common stock for awards of incentive and non-qualified stock options to directors and employees. Under the stock option plan, the exercise price of options will not be less than: (i.) the fair market value of the common stock at the date of grant; or (ii.) not less than 110% of the fair market value for incentive stock options granted to certain employees, as more fully described in the Amended and Restated Stock Option Plan. Options expire ten years from the grant date, or five years from the grant date for incentive stock options granted to certain employees, or such earlier date as determined by our Board of Directors (or a Stock Option Committee comprised of members of our Board of Directors).

      The following table  contains transactional data  for our stock  option plan.
                                                         Exercise Price or
   Stock Option Plan                  Shares            Weighted Avg. Price
   -----------------                 ---------          -------------------
 Outstanding at October 1, 1999      1,087,799                 $7.695

 Granted                                44,375                 $7.43
 Exercised                              (5,000)                $6.50
 Forfeited                            (199,308)                $7.90
                                     ---------          -------------------
 Outstanding at September 29, 2000     927,866                 $7.64

 Granted                                 9,375                 $1.46
 Exercised                                  --                    --
 Forfeited                             (30,312)                $7.87
                                     ---------          -------------------
 Outstanding at March 30, 2001         906,929                 $7.65

 Granted                                29,375                 $1.30
 Exercised                                  --                    --
 Forfeited                             (10,125)                $8.09
                                     ---------          -------------------
 Outstanding at March 29, 2002         926,179                 $7.45

 Granted                                19,375                 $1.69
 Exercised                                  --                    --
 Forfeited                            (637,112)                $7.64
                                     ---------          -------------------
 Outstanding at March 28, 2003         308,442                 $6.695
                                     =========          ===================

                           Options Outstanding             Options Exercisable
                  --------------------------------------  ---------------------
                                   Weighted     Weighted               Weighted
                                   Average      Average                 Average
    Range of        Amount        Remaining     Exercise    Amount     Exercise
 Exercise Prices  Outstanding  Contractual Life   Price   Exercisable   Price
 ---------------  -----------  ---------------- --------  -----------  --------
  $0.95 - $2.00     58,125           8.71        $ 1.46     34,791     $ 1.38
  $6.13 - $7.50     91,817           4.88          7.07     91,817       7.07
  $7.88 - $9.44    158,500           6.25          8.40    158,500       8.40
                   -------                                 -------
                   308,442           6.30        $ 6.695   285,108     $ 7.11
                   =======                                 =======

      All options granted under the stock option plan were at exercise prices equal to or greater than the fair market value of our stock on the date of the grant.

      As of March 28, 2003, there were a total of 308,442 options outstanding with exercise prices ranging from $0.95 to $9.44. As of March 28, 2003, 285,108 of the total options outstanding were fully vested with an additional 23,334 vesting through January 2006. As of March 29, 2002, there were a total of 926,179 options outstanding. As of March 29, 2002, 896,178 of the total options outstanding were fully vested with an additional 30,001 vesting through April 2003. As of March 30, 2001, 921,094 of the total options outstanding were fully vested with an additional 85,835 options vesting through November 2002. As of September 29, 2000, 875,781 of the total options outstanding were fully vested with an additional 152,085 options vesting through November 2002.

      Pro forma information regarding net income and net income per share has been determined as if we had accounted for employee stock options subsequent to December 31, 1995 under the fair value method. The fair value for those options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: (i.) risk-free interest rates of 4.10%, 4.15%, 4.29%, and 5.93% in 2003, 2002, 2001, and 2000 respectively; (ii.) dividend yield of 0% for all years; (iii.) expected volatility of 36%, 39%, 55%, and 49% in 2003, 2002, 2001, and 2000,
 respectively; and (iv.) weighted average expected life for each option of 3 years. The weighted average fair value of employee stock options granted in 2003, 2002, 2001, and 2000 are $0.49, $0.41, $0.59, and $2.41, respectively.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the vesting period; therefore, our pro forma effect will not be fully realized until the completion of one full vesting cycle. Our pro forma information is as follows:

                         For the       For the        For the       For the
                         Fiscal        Fiscal           Six         Fiscal
                          Year          Year           Months        Year
                          Ended         Ended          Ended         Ended
                         Mar. 28,      Mar. 29,       Mar. 30,      Sept. 29,
                          2003           2002           2001          2000
                       ----------     ----------     ----------    ----------
 Net loss:
    As reported       $(9,003,390)   $(3,582,428)   $(2,122,515)  $(1,517,606)
    Pro forma         $(9,006,216)   $(3,593,138)   $(2,390,606)  $(1,988,647)

 Loss per share -
  basic and diluted:
 As reported               $(1.01)        $(0.40)        $(0.27)       $(0.21)
 Pro forma                 $(1.01)        $(0.40)        $(0.30)       $(0.27)


 Repurchase of Common Stock

      On May 28, 1997, we approved the repurchase of up to 1,000,000 shares of our issued and outstanding common stock in the open market and/or privately negotiated transactions. On October 28, 1998, we approved a second repurchase program of up to an additional 1,000,000 shares of our issued and outstanding common stock in the open market and/or privately negotiated transactions. As of March 28, 2003 we repurchased approximately 1,333,000 shares of our issued and outstanding common stock in the open market and privately negotiated transactions. Any future purchases will be subject to price and availability of shares, working capital availability and any of our alternative capital spending programs. Our credit agreement currently prohibits the repurchase of any additional shares without the lender's prior consent.

 Net Earnings  Per Common Share

      The following table sets forth the computation of basic and diluted earnings per share:

                         For the       For the        For the       For the
                         Fiscal        Fiscal        Six Month       Fiscal
                          Year          Year           Period        Year
                          Ended         Ended          Ended         Ended
                         Mar. 28,      Mar. 29,       Mar. 30,      Sept. 29,
                          2003           2002           2001          2000
                       ----------     ----------     ----------    ----------
 Numerator:
 ---------
 Net loss             $(9,003,390)   $(3,582,428)   $(2,122,515)  $(1,517,606)
                       ==========     ==========     ==========    ==========
 Denominator:
 -----------
 Weighted average
 shares outstanding     8,917,244      8,917,244      7,963,989     7,272,570

 Effect of dilutive
 securities:
   Warrants                    --             --             --            --
   Employee stock
    options                    --             --             --            --
                       ----------     ----------     ----------    ----------
 Adjusted weighted
  average shares and
  assumed conversions   8,917,244      8,917,244      7,963,989     7,272,570
                       ==========     ==========     ==========    ==========

 Per Share Calculations:
 ----------------------
 Basic and diluted
  loss per share           $(1.01)        $(0.40)        $(0.27)       $(0.21)
                       ==========     ==========     ==========    ==========

 Securities excluded
 from weighted average
 shares diluted because
 their effect would be
 antidilutive             308,442        926,179      2,006,929     2,027,866


 3.   NOTES PAYABLE AND CAPITAL LEASE OBLIGATIONS:

      As of March 28, 2003 and March 29, 2002, notes payable and capital lease obligations consisted of the following:

                                                      2003            2002
                                                   ----------      ----------
 Note payable under revolving line of credit,
   Interest ranging from prime minus 0.25% to
   prime plus 1.0% (4.25% at Mar. 28, 2003 and
   4.75% at Mar. 29, 2002) and LIBOR (3.76% at
   Mar. 28, 2003 and 4.35% at Mar. 29, 2002)
   due Mar. 27, 2004 and collateralized by
   substantially all assets.                      $17,521,601     $16,838,905

 Capital lease obligation, interest at 9%,
   payable in annual installments of principal
   and interest Totaling $55,000 through
   August 2005.                                       117,963         158,682

 Other                                                 43,271          75,684
                                                   ----------      ----------
      Total                                        17,682,835      17,073,271
 Less - current portion                               (71,082)        (73,132)
                                                   ----------      ----------
      Long-term debt and capital lease
        obligations, net                          $17,611,753     $17,000,139
                                                   ==========      ==========


 Credit Facilities

      We have a Loan and Security Agreement with Congress Financial Corporation to finance our working capital requirements through March 2004. This agreement provides for revolving loans and letters of credit which, in the aggregate, cannot exceed the lesser of $25 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivable and inventories. We are required to maintain certain net worth levels and as of March 28, 2003 we were in compliance with this requirement. As of March 28, 2003, we had total available borrowings under our senior credit facility of approximately $22.4 million of which approximately $17.5 million were outstanding. Amounts outstanding under the senior credit facility are secured by substantially all the assets of the Sport Supply Group, Inc. and our subsidiaries. Pursuant to the Loan and Security Agreement, we are restricted from, among other things, paying cash dividends and entering into certain transactions without the lender's prior consent and we are required to maintain certain net worth levels.

      Maturities of our capital lease obligations and borrowings under the senior credit facility as of March 28, 2003, by fiscal year and in the aggregate, are as follows:

                2004                            $      71,082
                2005                               17,586,551
                2006                                   25,202
                Thereafter                                 --
                                                 ------------
                     Total                         17,682,835
                Less current portion                 (71,082)
                                                 ------------
                     Total long term portion    $  17,611,753
                                                 ============

      As of March 28, 2003 the carrying value of our long-term debt approximates its fair value.


 4.   INCOME TAXES:

      As of March 28, 2003 and March 29, 2002 the components of the net deferred tax assets and liabilities are as follows:

                                                      2003            2002
                                                   ----------      ----------
 Current deferred tax assets
 (liabilities):
 ---------------------------
      Allowances for doubtful accounts            $   189,800     $   198,910
      Inventories                                     933,698       1,068,038
      Other accrued liabilities                       401,975         392,091
      Valuation allowance for
        deferred tax assets                                --              --
                                                   ----------      ----------
      Total current deferred tax assets,
        net of valuation allowance                $ 1,525,472     $ 1,659,039

 Noncurrent deferred tax assets
 (liabilities):
 ------------------------------
      Depreciation expense                        $   (95,745)    $  (212,890)
      Intangible assets including goodwill
        and SAP costs                                (414,755)     (3,172,755)
      Net operating loss                            9,560,691       8,926,654
      Tax credit                                      486,236         486,236
      Valuation allowance for deferred
        tax assets                                 (5,561,674)     (2,186,059)
                                                   ----------      ----------
      Total non current deferred tax assets,
        net of valuation allowance                $ 3,974,753     $ 3,841,186
                                                   ==========      ==========

      We have a net operating loss carryforward that can be used to offset future taxable income and can be carried forward for 15 to 20 years. As of March 28, 2003 we have net deferred tax assets of approximately $5.5 million, inclusive of a $5.6 million valuation allowance. We believe the net deferred tax assets will be realized through tax planning strategies available in future periods and future profitable operating results. Although realization is not assured, we believe it is more likely than not that our remaining net deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced or eliminated in the near term if certain tax planning strategies are not successfully executed or estimates of future taxable income during the carryforward period are reduced.

      The income tax provision (benefit) in the accompanying statements of operations for the fiscal year ended March 28, 2003, the fiscal year ended March 29, 2002, the six month period ended March 30, 2001 and the fiscal year ended September 29, 2000 consisted of the following:

                          2003           2002          2001           2000
                       ----------     ----------    ----------     ----------
 Current              $        --    $        --   $    (6,333)   $   118,115
 Deferred                      --             --    (1,224,720)    (1,042,000)
                       ----------     ----------    ----------     ----------
 Income tax benefit   $        --    $        --   $(1,231,053)   $  (923,885)
                       ==========     ==========    ==========     ==========


      The provision (benefit) for income taxes in the accompanying statements of operations for the fiscal year ended March 28, 2003, the fiscal year ended March 29, 2002, the six month period ended March 30, 2001 and the fiscal year ended September 29, 2000 differ from the statutory federal rate as follows:

                            2003          2002          2001          2000
                         ----------    ----------    ----------    ----------
 Income tax benefit
  at statutory
  federal rate          $(3,061,153)  $(1,269,060)  $(1,140,213)  $  (830,107)
 Permanent differences       37,683        65,965            --            --
 State income taxes,
  net of federal effect    (352,145)     (605,116)     (105,254)      (75,865)
 Increase in valuation
  reserve                 3,375,615      2,186,059           --            --
 Other                           --       (377,848)      14,414       (17,913)
                         ----------     ----------    ----------   ----------
 Total benefit for
     income taxes       $        --    $        --   $(1,231,053) $  (923,885)
                         ==========     ==========    ==========   ==========


 5.   COMMITMENTS AND CONTINGENCIES:

 Leases

      We lease a significant portion of our office, warehouse, distribution, fulfillment, computer equipment and manufacturing locations under noncancelable operating leases with terms ranging from one to five years. The majority of our leases contain renewal options that extend the leases beyond the current lease terms.

      Future minimum lease payments under noncancelable operating leases for office, warehouse, computer equipment and manufacturing locations, with remaining terms in excess of one year are as follows:


                           2004          1,790,962
                           2005          1,333,661
                           2006            340,346
                           2007            225,045
                           2008              1,109
                                         ---------
                                Total   $3,691,123
                                         =========


      Rent expense was approximately $2,288,000, $2,199,000, $1,056,000,  and
 $1,935,000 for the fiscal year ended March 28, 2003, the fiscal year ended March 29, 2002, the six month period ended March 30, 2001, and the fiscal year ended September 29, 2000, respectively.

 Product Liability and Other Claims

      Because of the nature of our products and industry, we are periodically subject to product liability claims resulting from personal injuries. From time to time we may become involved in various lawsuits incidental to our business, some of which may relate to injuries allegedly resulting in substantial permanent paralysis. Significantly increased product liability claims continue to be asserted successfully against manufacturers throughout the United States resulting in general uncertainty as to the nature and extent of manufacturers' and distributors' liability for personal injuries. See Part I. Item 3. - "Legal Proceedings".

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

      During  2000,  we  successfully   negotiated  the  settlement  of   two
 outstanding lawsuits. Consequently, we recorded a nonrecurring charge related to these claims in the amount of $605,000, which is included in "Nonrecurring charges" on the Consolidated Statement of Operations.


 6.   EMPLOYEES' SAVINGS PLAN:

      Effective June 1, 1993, we established a defined contribution profit sharing plan (our "401(k) Plan") for the benefit of eligible employees. All employees with 90 days of service and who have attained the age of 21 are eligible to participate in our 401(k) Plan. Employees may contribute up to 20% of their compensation, subject to certain limitations, which qualifies under the compensation deferral provisions of Section 401(k) of the United States Internal Revenue Code.

      Our 401(k) Plan contains provisions that allow us to make discretionary contributions during each plan year. Employer contributions for the fiscal year ended March 28, 2003, the fiscal year ended March 29, 2002, the six month period ended March 30, 2001, and the fiscal year ended September 29, 2000 were approximately $0, $0, $26,000, and $89,000, respectively. We pay all administrative expenses of our 401(k) Plan.

 7. UNAUDITED STATEMENT OF OPERATIONS DATA:

      The following table sets forth certain information regarding our results of operations for each full quarter within the fiscal year ended
 March 28, 2003, the fiscal year ended March 29, 2002, and the six month period ended March 30, 2001, with amounts in thousands, except for per share data. Due to rounding, quarterly amounts may not fully sum to yearly amounts.


                                      2003 Fiscal Year
                                      ----------------

                                       Qtr        Qtr       Qtr        Qtr
    Statement of                      ended      ended     ended      ended
  Operations Data:          Year       June      Sept.      Dec.       Mar.
  ---------------         -------     ------     ------    ------    ------
 Net revenues            $102,617    $26,773    $26,087   $18,518   $31,238
 Gross profit              30,029      8,139      8,032     5,067     8,791
 Operating profit (loss)     (943)       513        175    (2,380)      749
 Interest expense             629        168        147       136       177
 Other income
   (expense), net              11         (8)         4        21        (6)
 Income tax provision
   (benefit)                   --        127         10      (136)       --
 Net earnings (loss)
  before Cumulative
  effect of Accounting
  change                    1,561        210         22    (2,359)      566
 Cumulative effect of
 Accounting change         (7,442)    (7,442)        --        --        --
 Net earnings (loss)      $(9,003)   $(7,232)       $22   $(2,359)     $566

 Net earnings (loss)
  per share Basic
  and diluted              $(1.01)    $(0.81)     $0.00    $(0.26)    $0.06

 Weighted average
  shares outstanding -
   basic                    8,917      8,917      8,917     8,917     8,917
   diluted                  8,917      8,917      8,917     8,917     8,917



                                      2002 Fiscal Year                              2001 Fiscal Year
                                      ----------------                              ----------------
                                                                              Six Month
                                       Qtr        Qtr       Qtr       Qtr       Period      Qtr      Qtr
   Statement of                       ended      ended     ended     ended      ended      ended    ended
 Operations Data:          Year        June      Sept.      Dec.      Mar.       Mar.       Dec.     Mar.
 ----------------         -------     ------     ------    ------    ------     ------     ------   ------
 Net revenues            $103,601    $27,955    $28,245   $17,043   $30,358    $50,336    $18,201  $32,135
 Gross profit              29,495      7,939      7,888     4,832     8,835     13,936      4,917    9,019
 Operating profit
  (loss) (note 1)          (2,790)      (266)      (246)   (3,112)      834     (2,411)    (2,994)     583
 Interest expense             985        332        261       219       173        957        533      424
 Other income, net            193         75         --        11       107         14          2       12
 Income tax provision
   (benefit)                   --       (189)      (186)      375        --     (1,231)    (1,297)      66
 Net earnings (loss)     $ (3,582)   $  (333)   $  (322)  $(3,695)  $   768    $(2,123)   $(2,228) $   105
                          -------     ------     ------    ------    ------     ------     ------   ------
 Net earnings (loss)
   per share -
   Basic and diluted       $(0.40)    $(0.04)    $(0.04)   $(0.41)    $0.09     $(0.27)    $(0.31)   $0.01

 Weighted average
  shares outstanding -
    basic                   8,917      8,915      8,915     8,915     8,917      7,964      7,270    8,643
    diluted                 8,917      8,915      8,915     8,915     8,917      7,964      7,273    8,649


 (1) The 2nd quarter of fiscal year 2001 includes $253,239 of nonrecurring charges.


 Item 9.     Changes in and Disagreements with Accountants on Accounting and
             ---------------------------------------------------------------
             Financial Disclosure.
             --------------------

      During our two most recent fiscal years, no independent accountant who was engaged as the principal accountant to audit our financial statements, or any independent accountant who was engaged to audit a significant subsidiary on whom the principal accountant expressed reliance in its report has resigned or was dismissed.


                                  PART III.


 Item 10.  Directors and Executive Officers of the Registrant.
           --------------------------------------------------

      See the discussion under the captions "Election of Directors" and "Executive Compensation and Other Information" contained in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about August 28, 2003, which information is incorporated herein by reference, and
 Part I. Item 1. -- "Business - Directors and Executive Officers".


 Item 11.  Executive Compensation.
           ----------------------

      See the discussion under the caption "Executive Compensation and Other Information" contained in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about August 28, 2003, which information, except the Performance Graph and the Report of the Compensation Committee and Stock Option Committee on Executive Compensation, is incorporated herein by reference.


 Item 12.  Security Ownership of Certain Beneficial Owners and Management.
           --------------------------------------------------------------

      See the discussion under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about August 28, 2003, which information is incorporated herein by reference.


 Item 13.  Certain Relationships and Related Transactions.
           ----------------------------------------------

      See the discussion under the caption "Certain Relationships and Related Transactions" contained in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about August 28, 2003, which information is incorporated herein by reference.


 Item 14.  Controls and Procedures
           -----------------------

      Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14.) Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 Item 15.  Principal Accountant Fees and Services
           --------------------------------------

      See the discussion under the caption "Principal Accountant Fees and Services" contained in the Proxy Statement for the Annual Meeting of Stockholders to be held on or about August 28, 2003, which information is incorporated herein by reference.



                                   PART IV.

 Item 16.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
           ----------------------------------------------------------------

 (a) (1)   Financial Statements.  See Item 8.


 (a) (2)   Supplemental Schedule Supporting Financial Statements. See Page 45

 (a) (3) Management Contract or Compensatory Plan. [See Index to Exhibits]. [Each of the following Exhibits described on the Index to Exhibits is a management contract or compensatory plan: Exhibits 10.1, 10.2, 10.3, 10.4, 10.5, 10.6, 10.7,
           10.8, 10. 27, 10.31, 10.32, and 10.33].

 (b) Reports on Form 8-K. A report on Form 8-K was filed with the Securities and Exchange Commission on May 14, 2001 relating to a press release concerning our change of fiscal year-end from September 30 to March 31.

 (c)       Exhibits.  See Index to Exhibits

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Dated: July 11, 2003

                                 SPORT SUPPLY GROUP, INC.


                                 By:  /s/ Geoffrey P. Jurick
                                      ----------------------
                                      Geoffrey P. Jurick
                                      Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on July 11, 2003 by the following persons on behalf of the registrant and in the capacities indicated.

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


    /s/ Carl D. Harnick               Director
    ----------------------
     Carl D. Harnick


    /s/ Peter G. Bunger               Director
    ----------------------
     Peter G. Bunger


    /s/ Thomas P. Treichler           Director
    ----------------------
     Thomas P. Treichler

                                CERTIFICATIONS

 I, Geoffrey P. Jurick, certify that:

   1. I have reviewed this annual report on Form 10-K of Sport Supply Group, Inc.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 Date: July 11, 2003
                                    By: /s/ Geoffrey P. Jurick
                                    --------------------------
                                    Geoffrey P. Jurick
                                    Chief Executive Officer

 I, Robert K. Mitchell, certify that:

   1. I have reviewed this annual report on Form 10-K of Sport Supply Group, Inc.;

   2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

   3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



 Date: July 11, 2003
                                    By: /s/ Robert K. Mitchell
                                    --------------------------
                                    Robert K. Mitchell
                                    Chief Financial Officer


                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
               Schedule II -- Valuation and Qualifying Accounts
       For The Year Ended March 28, 2003, The Year Ended March 29, 2002,
 The Six Month Period Ended March 30, 2001, and The Year Ended September 29, 2000


                                                       -------Additions-------
                                          Balance at   Charged to   Charged to                Balance at
                                          Beginning    costs and       other                    End of
                                          of Period     expense    accounts (1) Deductions (2)  Period
                                          ----------   ----------  -----------   ----------   ----------
  Allowance for Doubtful Accounts
  -------------------------------
  Year ended March 28, 2003              $   524,406  $   451,367  $         -  $   475,687  $   500,086

  Year ended March 29, 2002              $   929,128  $   351,306  $         -  $   756,028  $   524,406

  Six Month period ended March 30, 2001  $   836,356  $   220,884  $         -  $   128,112  $   929,128

  Year ended September 29, 2000          $   465,497  $   319,025  $   503,612  $   451,778  $   836,356


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

 10.1 Form of Severance Agreement entered into between the Company and Mitch Labov dated March 24, 1999 (incorporated by reference from Exhibit 10.31 to the Company's Report on Form 10-K for the fiscal year ended March 29, 2002).

 10.2 Employment Agreement entered into by and between the Company and Michael Glassman dated April 1, 2001 (incorporated by reference from Exhibit 10.27 to the Company's Report on Form 10-K for the fiscal year ended March 30, 2001).

 10.3 Restricted Stock Agreement by and between the Company and John P. Walker (incorporated by reference from Exhibit 10.6 to the Company's Report on Form 10-Q for the quarter ended April 3, 1998).

 10.4 Consulting and Separation Agreement dated as of September 16, 1994 by and between the Company and Jerry L. Gunderson (incorporated by reference from Exhibit 10.4 to the Company's Report on Form 10-K for the fiscal year ended November 1,
            1996).

 10.5 Form of Severance Agreement entered into between the Company and each of Messrs. John P. Walker and Terrence M. Babilla (incorporated by reference from Exhibits 10.2 and 10.3 to the Company's Report on Form 10-Q for the quarter ended April 2,
            1999).

 10.6 Form of Severance Agreement between the Company and Doug Pryor (incorporated by reference from Exhibit 10.7 to the Company's Report on Form 10-Q for the quarter ended April 3,
            1998).

 10.7 Form of Severance Agreement entered into between the Company and John Bals dated February 8, 2002 (incorporated by reference from Exhibit 10.32 to the Company's Report on Form 10-K for the fiscal year ended March 29, 2002).

 10.8 Form of Indemnification Agreement entered into between the Company and each of the directors of the Company and the Company's General Counsel (incorporated by reference from
            Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No. 33-39218)).

 10.9 Sport Supply Group, Inc. Amended and Restated Stock Option Plan (incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Registration No. 33-27193)).

 10.10 Registration Rights Agreement by and among the Company, Emerson and Emerson Radio (Hong Kong) Limited (incorporated by reference from Exhibit 4(b) to the Company's Report on Form 8-K filed on December 12, 1996).

  Exhibit
    Nbr.                    Description of Exhibit
 ---------------------------------------------------------------------------

 10.11 Assignment of Agreement and Inventory Purchase Agreement to Affiliate by Aurora (incorporated by reference from Exhibit
            10.10 to the Company's Registration Statement on Form S-1 (Registration No. 33-39218)).

 10.12 Form of Tax Indemnity Agreement by and between the Company and Aurora (incorporated by reference from Exhibit 10.16 to the Company's Registration Statement on Form S-1
            (Registration No. 33-39218)).

 10.13 Assignment and Assumption Agreement, dated to be effective as of February 28, 1992, by and between Aurora and the Company (incorporated by reference from Exhibit 10.27 to the Company's Report on Form 10-K for the year ended 1991).

 10.14 Amendment No. 1 to AMF Licensing Agreement (incorporated by reference from Exhibit 10 to the Company's Report on Form 10-Q for the quarter ended January 1, 1999).

 10.15 Amended Lease Agreement entered into between the Company and ACQUIPORT DFWIP, Inc., dated as of July 13, 1998
            (incorporated by reference from Exhibit 10 to the Company's Report on Form 10-Q filed on August 14, 1998).

 10.15.1 Second Amendment to Lease Agreement entered into between the Company and ACQUIPORT DFWIP, Inc., dated as of July 30, 2000 (incorporated by reference from Exhibit 10.3 to the Company's Report on Form 10-Q for the quarter ended June 30, 2000).

 10.16 Lease, dated July 28, 1989, by and between Merit Investment Partners, L.P. and the Company (incorporated by reference from Exhibit 10.14 to the Company's Registration Statement on Form S-1 (Registration No. 33-39218)).

 10.17 Industrial Lease Agreement, dated April 25, 1994, by and between the Company and Centre Development Co. regarding the property at 13700 Benchmark (incorporated by reference from Exhibit 10.1 to the Company's Report on Form 10-Q for the quarter ended June 30, 1994).

 10.17.1 Amendment to Industrial Lease Agreement, dated July 8, 1994, by and between the Company and Centre Development Co. regarding the property at 13700 Benchmark (incorporated by reference from Exhibit 10.19.1 to the Company's Report on Form 10-K for the fiscal year ended December 31, 1994).

 10.18 License Agreement, dated as of September 23, 1991, by and between Proacq Corp. and the Company (incorporated by reference from Exhibit 10.17 to the Company's Report on Form 10-K for the year ended 1991).

 10.19 Sport Supply Group Employees' Savings Plan dated June 1, 1993 (incorporated by reference from Exhibit 10.27 to the Company's Report on Form 10-K for the year ended 1993).

 10.20 Management Services Agreement dated July 1, 1997 to be effective as of March 7, 1997 by and between the Company and Emerson (incorporated by reference from Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended August 1,
            1997).

 10.21.1    Letter Agreement dated October 18, 1997 amending the
            Management Services Agreement (incorporated by reference from
            Exhibit 10.31.1 to the Company's Report on Form 10-K for the fiscal year ended September 26, 1997).

 10.22 Lease Agreement by and between Athletic Training Equipment Company, Inc. and The Northwestern Mutual Life Insurance Company, dated January 29, 1999 regarding the property located in Sparks, NV (incorporated by reference from Exhibit 10.4 to the Company's Report on Form 10-Q for the quarter ended April 2, 1999).

  Exhibit
    Nbr.                    Description of Exhibit
 ---------------------------------------------------------------------------

 10.22.1 First Amendment to Lease Agreement by and between Athletic Training Equipment Company, Inc. and The Northwestern Mutual Life Insurance Company, dated January 29, 1999 regarding the property located in Sparks, NV (incorporated by reference from Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended June 28, 2002).

 10.23 Services Agreement between the Company and EJB Development dated March 1, 2001 (incorporated by reference from Exhibit
            10.27 to the Company's Report on Form 10-K for the fiscal year ended March 30, 2001).

 10.24 Loan and Security Agreement dated March 27, 2001 by and between the Company and Congress Financial Corporation (incorporated by reference from Exhibit 10.29 to the Company's Report on Form 10-K for the year ended March 30,
            2001).

 10.24.1 First Amendment to Loan and Security Agreement dated October 1, 2002 by and between the Company and Congress Financial Corporation (incorporated by reference from Exhibit 10.2 to the Company's Report on Form 10-Q for the quarter ended December 27, 2002).

 10.25 Amended and Restated License Agreement dated as of December 21, 2000 by and between MacMark Corporation, Equilink Licensing Corporation and the Company (incorporated by reference from Exhibit 10.23.2 from the Company's Report on Form 10-Q for the quarter ended December 29, 2000).

 10.26 Employment Agreement by and between the Company and Eugene J.P. Grant dated January 1, 2001 (incorporated by reference from Exhibit 10.1 from the Company's Report on Form 10-Q for the quarter ended June 28, 2002).

 10.27 Employment Agreement by and between the Company and Wayne Merritt dated January 16, 2003 (incorporated by reference from Exhibit 10.1 from the Company's Report on Form 10-Q for the quarter ended December 27, 2002).

 10.28 (*)  Form of Indemnification Agreement by and between the Company and the Company's General Counsel and Carl D. Harnick dated April 1, 2003.

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