Form 10-Q
period 2003-06-27
SPORT SUPPLY GROUP INC
filed 2003-08-11
CIK 872855

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

 (Mark One)

   [ x ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 27, 2003

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

      Indicate by check mark whether the  registrant is an accelerated  filer
 (as defined in Rule 12b-2 of the Exchange Act)  Yes           No   X

      Indicated below is the number of shares outstanding of each class of the registrant's common stock as of July 30, 2003.

  Title of Each Class of Common Stock                  Number Outstanding
  -----------------------------------                  ------------------
     Common Stock, $0.01 par value                      8,917,244 shares

                        PART I. FINANCIAL INFORMATION


 Item 1.   Financial Statements.
           ---------------------

 Index to Consolidated Financial Statements                        Page
 ------------------------------------------                        ----
 Consolidated Balance Sheets as of  June 27, 2003
   (Unaudited)  and March 28, 2003                                   3

 Consolidated Statements of Operations for the three
   months ended June 27, 2003 and June 28, 2002 (Unaudited)          4

 Consolidated Statements of Cash Flows for the three months
    ended June 27, 2003 and June 28, 2002 (Unaudited)                5

 Notes to Consolidated Financial Statements (Unaudited)              6

                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                     June 27,       March 28,
                                                       2003           2003
                                                   -----------    -----------
                                                   (unaudited)
 CURRENT ASSETS :
    Cash and equivalents                          $    929,530   $  2,142,302
    Accounts receivable:
       Trade, less allowance for doubtful
         accounts of $527,000 at June 27,
         2003 and $500,000 at March 28, 2003        13,136,501     19,756,947
       Other                                           359,280        488,728
    Inventories, net                                19,741,323     19,564,314
    Other current assets                               743,258        576,653
    Deferred tax assets                              1,456,493      1,525,472
                                                   -----------    -----------
       Total current assets                         36,366,385     44,054,416
                                                   -----------    -----------
 DEFERRED CATALOG EXPENSES                           1,444,552      1,912,346

 PROPERTY, PLANT AND EQUIPMENT :
    Land                                                 8,663          8,663
    Buildings                                        1,605,102      1,605,102
    Computer equipment & software                   11,492,149     11,461,375
    Machinery and equipment                          6,564,353      6,558,502
    Furniture and fixtures                           1,509,688      1,508,393
    Leasehold improvements                           2,505,169      2,497,209
                                                   -----------    -----------
                                                    23,685,124     23,639,244
    Less -- Accumulated depreciation
      and amortization                             (15,560,807)   (15,119,308)
                                                   -----------    -----------
                                                     8,124,317      8,519,936
                                                   -----------    -----------

 DEFERRED TAX ASSETS                                 3,974,753      3,974,753

 TRADEMARKS, less accumulated amortization
   of $1,022,000 at June 27, 2003 and
   $995,000 at March 28, 2003                        2,899,412      2,926,288

 OTHER ASSETS, less accumulated amortization
   of $847,000 at June 27, 2003 and
   $798,000 at March 28, 2003                          558,546        607,900
                                                   -----------    -----------
                                                  $ 53,367,965   $ 61,995,639
                                                   ===========    ===========

 CURRENT LIABILITIES :
    Accounts payable                              $  4,879,623   $ 11,823,287
    Other accrued liabilities                        4,185,146      4,443,990
    Notes payable and capital lease
      obligations, current portion                      75,076         71,082
                                                   -----------    -----------
          Total current liabilities                  9,139,845     16,338,359
                                                   -----------    -----------
 NOTES PAYABLE AND CAPITAL LEASE
   OBLIGATIONS, net of current portion              16,067,550     17,611,753

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY :
    Preferred stock, par value $0.01, 100,000
      shares authorized, no shares outstanding               -              -
    Common stock, par value $0.01, 20,000,000
      shares authorized, 9,362,397 shares
      issued at June 27, 2003 and March 28, 2003,
      8,917,244 shares outstanding at June 27,
      2003 and March 28, 2003                           93,624         93,624
    Additional paid-in capital                      48,101,331     48,101,331
    Accumulated deficit                            (16,233,103)   (16,348,146)
    Treasury stock, at cost, 445,153 shares at
      June 27, 2003 and March 28, 2003              (3,801,282)    (3,801,282)
                                                   -----------    -----------
          Total stockholders' equity                28,160,570     28,045,527
                                                   -----------    -----------
                                                  $ 53,367,965   $ 61,995,639
                                                   ===========    ===========


 The accompanying notes are an integral part of these financial statements.

                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                  -For The Three Months Ended-
                                                  June 27, 2003  June 28, 2002
                                                   -----------    -----------
 Net revenues                                     $ 25,961,460   $ 26,773,157

 Cost of sales                                      18,586,659     18,633,868
                                                   -----------    -----------
   Gross profit                                      7,374,801      8,139,289


 Selling, general & administrative expenses          6,937,190      7,553,030
 Internet expenses                                     117,340         73,619
                                                   -----------    -----------
   Operating income                                    320,271        512,640


 Interest expense                                     (149,438)      (168,129)

 Other income (expense), net                            13,189         (7,945)
                                                   -----------    -----------
   Income before income taxes and cumulative
     effect of accounting change                       184,022        336,566

 Provision for income taxes                            (68,979)      (126,844)
                                                   -----------    -----------
 Net income before cumulative
   effect of accounting change                         115,043        209,722

 Cumulative effect of accounting change                      -     (7,442,432)
                                                   -----------    -----------
 Net income (loss)                                $    115,043   $ (7,232,710)
                                                   ===========    ===========
 Earnings (loss) per share:

  Net earnings (loss) per share before cumulative
    effect of accounting change - basic           $       0.01   $       0.02
                                                   ===========    ===========
  Cumulative effect of accounting change - basic  $          -   $      (0.83)
                                                   ===========    ===========
  Net earnings (loss) per share  - basic          $       0.01   $      (0.81)
                                                   ===========    ===========

  Net earnings (loss) per share before cumulative
    effect of accounting change - diluted         $       0.01   $       0.02
                                                   ===========    ===========
  Cumulative effect of accounting
    change - diluted                              $          -   $      (0.83)
                                                   ===========    ===========
  Net earnings (loss) per share-diluted           $       0.01   $      (0.81)
                                                   ===========    ===========
 Weighted average number of
   common shares outstanding - basic                 8,917,244      8,917,244
                                                   ===========    ===========
 Weighted average number of
   common shares outstanding - diluted               8,930,396      8,917,244
                                                   ===========    ===========


 The accompanying notes are an integral part of these financial statements.

                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                  -For The Three Months Ended-
                                                  June 27, 2003  June 28, 2002
                                                   -----------    -----------
 CASH FLOWS FROM OPERATING ACTIVITIES :
    Net income (loss)                             $    115,043   $ (7,232,710)
    Adjustments to reconcile net income (loss)
    to net cash provided by (used in)
    operating activities:
       Depreciation and amortization                   517,338        571,023
       Provision for allowances for accounts
         receivable                                    120,861         96,386
       Cumulative effect of accounting change                -      7,442,432
       Changes in assets and liabilities:
          Decrease in accounts receivable            6,629,033      4,979,659
          Decrease (increase) in inventories          (177,009)       519,983
          Decrease in deferred catalog expenses
            and other current                          301,189        565,343
          Decrease in accounts payable              (6,943,664)    (2,360,630)
          Decrease in deferred tax assets               68,979        126,844
          Decrease in accrued liabilities             (258,844)       (57,573)
          Decrease (increase) in other assets              705        (10,360)
                                                   -----------    -----------
    Net cash provided by operating activites           373,631      4,640,397
                                                   -----------    -----------

 CASH FLOWS FROM INVESTING ACTIVITIES :
    Acquisitions of property, plant & equipment        (46,194)       (98,041)
                                                   -----------    -----------
    Net cash used in investing activities              (46,194)       (98,041)
                                                   -----------    -----------

 CASH FLOWS FROM FINANCING ACTIVITIES :
    Proceeds from issuance of notes payable         33,330,126     32,232,683
    Payments of notes payable and capital
      lease obligations                            (34,870,335)   (36,865,244)
                                                   -----------    -----------
    Net cash used in financing activities           (1,540,209)    (4,632,561)
                                                   -----------    -----------

 NET CHANGE IN CASH AND EQUIVALENTS                 (1,212,772)       (90,205)

 Cash and equivalents, beginning of period           2,142,302        586,911
                                                   -----------    -----------
 Cash and equivalents, end of period              $    929,530   $    496,706
                                                   ===========    ===========

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

 Cash paid during the period for interest         $    129,045   $    157,418
                                                   ===========    ===========
 Cash paid during the period for income taxes     $     53,855   $     66,603
                                                   ===========    ===========


 The accompanying notes are an integral part of these financial statements.

                   SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 27, 2003
                                  (Unaudited)

 Basis of Presentation
 ---------------------
      These consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of Sport Supply Group, Inc.'s ("SSG") consolidated financial position as of June 27, 2003 and the results of its operations for the three month periods ended June 27, 2003 and June 28, 2002.

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

      Certain financial information for previous fiscal years has been reclassified to conform to the fiscal 2004 presentation.

 Note 1 - Inventories
 --------------------
      Inventories are stated at the lower of cost or market. Cost is determined using the standard cost method for items manufactured by us and weighted-average cost for items purchased for resale. As of June 27, 2003 and March 28, 2003, inventories consisted of the following:

                                                 June 27,         March 28,
                                                   2003             2003
                                                -----------      -----------
   Raw materials                               $  2,048,787     $  2,095,242
   Work-in-progress                                 334,732          318,165
   Finished and purchased goods                  18,548,553       18,223,657
                                                -----------      -----------
                                                 20,932,072       20,637,064
   Less inventory allowance for
     obsolete or slow moving items               (1,190,749)      (1,072,750)
                                                -----------      -----------
   Inventories, net                            $ 19,741,324     $ 19,564,314
                                                ===========      ===========


 Note 2 - Notes Payable and Capital Lease Obligations
 ----------------------------------------------------
      As of June 27, 2003 and March 28, 2003, notes payable and capital lease obligations consisted of the following:

                                                 June 27,         March 28,
                                                   2003             2003
                                                -----------      -----------
  Note payable under revolving line of credit,
    Interest based on prime (4.00% at
    June 27, 2003 and 4.25% at March 28,
    2003) and LIBOR, as adjusted (3.6% at
    June 27, 2003 and 3.76% at March 28,
    2003), due August 1, 2004, collateralized
    by substantially all assets.               $ 16,032,133     $ 17,521,601

 Capital lease obligation, interest at
   9.0%, payable in annual Installments
   of principal and interest totaling
   $55,000 through August 2005.                      73,579          117,963

 Other                                               36,914           43,271
                                                -----------      -----------
      Total                                      16,142,626       17,682,835
 Less - current portion                             (75,076)         (71,082)
                                                -----------      -----------
      Long-term notes payable and capital
        lease obligations, net                 $ 16,067,550     $ 17,611,753
                                                ===========      ===========

      We have a Loan and Security Agreement with Congress Financial Corporation to finance our working capital requirements through August 1, 2004. This agreement provides for revolving loans and letters of credit which, in the aggregate, cannot exceed the lesser of $25 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivable and inventories. As of June 27, 2003, we had total available borrowings under our senior credit facility of approximately $18.6 million, of which approximately $16.0 million were outstanding. Amounts outstanding under the senior credit facility are secured by substantially all the assets of the Sport Supply Group, Inc. and its subsidiaries. Pursuant to the Loan and Security Agreement, we are restricted from, among other things, paying cash dividends and entering into certain transactions without the lender's prior consent and we are required to maintain certain net worth levels.

 Note 3 - Capital Structure
 --------------------------
      As of June 27, 2003, our issued and outstanding capital stock consisted solely of common stock. We have 278,942 options outstanding under the stock option plan with exercise prices ranging from $0.95 to $9.44 per share. If the options were exercised, all holders would have rights similar to common shareholders.

 Note 4 -  Income (Loss) Per Common Share
 ----------------------------------------
      Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities convertible or exercisable into shares of common stock were converted or exercised into common stock.

      The following table sets forth the computation of basic and diluted income (loss) per share:

                                                 For the Three Months Ended
                                               June 27, 2003    June 28, 2002
                                                -----------      -----------
      Numerator:
      ----------
      Net income (loss)                        $    115,043     $ (7,232,710)
                                                ===========      ===========
      Denominator:
      ------------
      Weighted average common shares - basic      8,917,244        8,917,244
                                                ===========      ===========
      Effect of dilutive securities:
      Employee stock options                         13,152                0
                                                -----------      -----------

      Weighted average common shares - diluted    8,930,396        8,917,244
                                                ===========      ===========
      Per Share Calculations:
      -----------------------
      Net income (loss) - basic                       $0.01           $(0.81)
                                                ===========      ===========
      Net income (loss) - diluted                     $0.01           $(0.81)
                                                ===========      ===========
      Securites excluded from weighted
      average common shares diluted because
      their effect would be antidilutive            223,942          420,429
                                                ===========      ===========

 Note 5 - Income Taxes
 ---------------------
      We have a net operating loss carryforward included in net deferred tax assets that can be used to offset future taxable income and can be carried forward for 15 to 20 years. As of June 27, 2003 we have net deferred tax assets of approximately $5.4 million, inclusive of a $5.6 million valuation allowance. We believe the net deferred tax assets will be realized through tax planning strategies available in future periods and future profitable operating results. Although realization is not assured, we believe it is more likely than not that all of the net deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced or eliminated in the near term if certain tax planning strategies are not successfully executed or estimates of future taxable income during the carryforward period are reduced.

 Note 6 - New Accounting Pronouncements
 --------------------------------------
       In January 2003, the FASB issued FASB Interpretation (FIN) 46, "Consolidation of Variable Interest Entities". FIN 146 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its own activities or where the owners of the entity lack the risk and reward of ownership. The provisions of this statement apply at inception for any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this Interpretation must be applied at the beginning of the first interim or annual period beginning after June 15, 2003. We do not believe that FIN 46 will have an impact on our consolidated financial statements when we adopt the provisions of this statement in the second quarter of fiscal year 2004.

      In April 2003, the FASB issued FAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." FAS 149 amends and clarifies financial accounting and reporting for derivative instruments. This statement is effective for contracts entered into or modified after June 30, 2003. We will adopt this statement in the second quarter of fiscal year 2004 and do not anticipate that it will have any impact on our financial statements.

      In May 2003, the FASB issued FAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which addresses how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuers. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this Statement. We do not believe that FAS 150 will have an impact on our consolidated financial statements when we adopt the provisions of this statement in the second quarter of fiscal year 2004.

 Note 7  - Stock Based Compensation
 ----------------------------------

 Stock-based Compensation

      We have a stock option plan under which certain officers, directors and employees have been granted options. All the options have been granted at prices equal to the market value of the shares at the time of the grant and expire on the tenth anniversary of the grant date. Our stock-based compensation is measured in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation expense is recognized for fixed option plans because the exercise prices of employee stock options equal or exceed the market prices of the underlying stock on the dates of grant.

      The following table represents the effect on net income (loss) and income (loss) per share if we had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock based employee compensation.

                                               For the Three    For the Three
                                               Months Ended     Months Ended
                                               June 27, 2003    June 28, 2002
                                                -----------      -----------

 Net income (loss), as reported                    $115,043      $(7,232,710)
 Deduct: Total stock-based employee compensation
 expense determined under the fair value method
 for all awards, net of related tax effects            (356)               0
 Pro forma income (loss)                           $114,687      $(7,232,710)

 Income (loss) per share - basic and diluted:
 As reported                                          $0.01           $(0.81)
 Pro forma                                            $0.01           $(0.81)



 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
           ---------------------------------------------------------------

 Results of Operations
 ---------------------
 Net Revenues. Net revenues decreased approximately $812,000 (3.0%) for the three month period ended June 27, 2003 as compared to same period last year. The decrease in net revenues was primarily the result of decreased sales to resellers and decreased sales in the team dealer operations. Team dealer operations are being restructured including the closing of the Little Rock Arkansas location and the restructuring of the sales force in Oklahoma. We believe the restructuring of team dealer operations will result in continued team dealer revenue declines, significantly lower operating costs and improved impact on operating income. Orders placed over the Internet increased to $1.7 million for the quarter ended June 27, 2003 as compared to $1.1 million the same period last year. We expect continued revenue challenges in fiscal year 2004, due to increased competition, a decreased salesforce, continued restrictions in state, federal and school budgets, an overall soft economy, and declining participation and funding of youth sports organizations.

 Gross Profit. Gross profit decreased by approximately $764,000 (9.4%) for the three month period ended June 27, 2003 as compared to same period last year. As a percentage of net revenues, gross profit decreased 2.0% to 28.4% from 30.4% for the three month period ended June 27, 2003 as compared to the same period last year. This decrease is primarily the result of increased competition and pricing pressure causing gross profit erosion.

 Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased approximately $616,000 (8.2%) for the three month period ended June 27, 2003 as compared to the same period last year. As a percentage of net revenues, selling, general and administrative expenses decreased to 26.7% from 28.2% for the three month period ended June 27, 2003 as compared to the same period last year. The decrease was primarily a result of the following:

 (i.)    A decrease  in payroll  related expense  of approximately  $397,000, attributable to reduced headcount.

 (ii.)   A  decrease in  selling  and promotional  expense  of  approximately
      $235,000, primarily as a result of reduced spending on producing and mailing catalogs.

 We expect continued selling, general and administrative expense decreases this fiscal year as compared to the prior year.

 Internet Expense. Internet related expenses increased approximately $44,000 for the three month period ended June 27, 2003 as compared to the same period last year. These expenses are related to the continued support and enhancement of our websites and web development to post electronic catalogs on our websites.

 Interest Expense. Interest expense decreased approximately $19,000 (11.1%) for the three month period ended June 27, 2003 as compared to the same period last year. This decrease is due to lower interest rates.

 Income Tax Expense. Income tax expense decreased approximately $58,000 (45.6%) for the three month period ended June 27, 2003 as compared to the same period last year due to lower taxable income. We have a net operating loss carryforward included in net deferred tax assets that can be used to offset future taxable income and can be carried forward for 15 to 20 years. We believe the net deferred tax assets will be realized through tax planning strategies available in future periods and future profitable operating results. Although realization is not assured, we believe it is more likely than not that all of the net deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced or eliminated in the near term if certain tax planning strategies are not successfully executed or estimates of future taxable income during the carryforward period are reduced.

 Net Income before Cumulative Effect of Accounting Change. Net income before cumulative effect of accounting change for the three month period ended June 27, 2003 decreased by $95,000 (45.2%) as compared to the same period last year.

 Cumulative Effect of Accounting Change. On March 30, 2002 we adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires that goodwill not be amortized but instead be tested for impairment at least annually by reporting unit. Goodwill is required to be tested for impairment in a transitional test upon adoption and then at least annually by reporting unit. As a result of our impairment testing, we recorded a non-cash
 "cumulative effect of accounting change" impairment write down of approximately $7.4 million for the three month period ended June 28, 2002.

 Net Income (Loss). Net income increased to $115,000 for the three month period ended June 27, 2003 as compared to a net loss of $7.2 million for the three month period ended June 28, 2002. Net income per share increased to $0.01 for the three months ended June 28, 2002 from a loss per share of $(0.81) for the three month period ended June 28, 2002. This increase is due to the cumulative effect of accounting change recorded last year.

 Liquidity and Capital Resources
 -------------------------------
      Our working capital decreased approximately $490,000 during the three month period ended June 27, 2003, from $27.7 million at March 28, 2003 to
 $27.2 million  at  June 27,  2003.   This  decrease  in working  capital  is
 primarily a result of seasonal decreases in trade receivables of approximately $6.6 million and a decrease in cash of approximately $1.2 million. These decreases were partially offset by a decrease in trade accounts payable of approximately $6.9 million.

      We have a credit agreement with Congress Financial Corporation to finance our working capital requirements through August 1, 2004. The credit agreement provides for a $25 million revolving credit facility. Borrowings under the Credit Agreement are subject to an accounts receivable and inventory collateral base and are secured by substantially all of our assets. We are required to maintain certain net worth levels and as of June 27, 2003 we were in compliance with this requirement. As of June 27, 2003, we had total available borrowings under our senior credit facility of approximately $18.6 million, of which approximately $16.0 million were outstanding.

      We believe we can satisfy our working capital requirements necessary to support our current operations from borrowings under our credit facility and cash flows from operations. However, continued revenue declines and future losses would negatively impact our results of operations and impact our ability to support our working capital needs.

      We do not currently have any significant commitments for capital expenditures.

 The following table sets forth our contractual obligations at June 27, 2003 for the periods shown:

                               Due in     Due in
                Due within     two to     Four to
                 one year   three years  Five years  Thereafter      Total
                 ------------------------------------------------------------
 Notes payable  $   57,557  $16,057,335  $       --  $      --    $16,114,892
 Capital lease      17,519       10,215          --         --         27,734
  obligations
 Leases          1,790,962    1,674,007     226,154         --      3,691,123
                 ------------------------------------------------------------
 Total          $1,866,038  $17,741,557  $  226,154   $     --    $19,833,749
                 ============================================================

 Contingencies
 -------------
      During the past several years, we used the services of Strategic Technologies, Inc. ("STI") to process our outbound truck freight bills. STI audited freight bills submitted by our carriers and provided us a detailed listing of invoices that were scheduled for payment at which time we transferred funds to STI. STI was required to issue checks to the carriers within forty-eight (48) hours of receipt of our funds. STI filed for reorganization under Chapter 11 of the U. S. Bankruptcy Code on July 19, 2002 in the United States Bankruptcy Court in the District of New Jersey, Case No. 02-37935 (NLW). The case was converted to Chapter 7 of the U. S. Bankruptcy Code on July 31, 2002. It is not possible for us to currently determine the amount of funds, if any, that were transferred to STI and not subsequently forwarded to our carriers. In certain circumstances, we may have to pay our freight carriers for invoices that we previously paid to STI and attempt to recover such monies from STI. No assurance can be made that we will be able to recover such money.

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

      Future trends for revenues and profitability remain difficult to predict. We continue to face many risks and uncertainties, including:

      1. general and specific market and economic conditions;
      2. budgetary restrictions of  schools and government agencies;
      3. unanticipated disruptions or slowdowns in operations;
      4. high fixed costs;
      5. competitive factors;
      6. continuation of existing license agreement;
      7. foreign supplier related issues;
      8. use of deferred tax asset;
      9. product liability and insurance; and
     10. increased internet migration.

 General and Specific Market and Economic Conditions
 ---------------------------------------------------
      The general economic condition in the United States could affect pricing and availability of raw materials such as metals, petroleum and other commodities used in manufacturing certain products and certain purchased finished goods as well as transportation costs. Any material price increases to our customers could have an adverse effect on revenues and any price increases from vendors could have an adverse effect on our costs. Professional sports have a significant impact on the market conditions for each individual sport. Collective bargaining, labor disputes, lockouts or strikes by a professional sport could have a negative impact on our revenues. There is significant competition in the retail and institutional sporting goods market. Difficult economic conditions and significant competition in our market could have a negative impact on both revenues and gross margins.

 Budgetary Restrictions of Schools and Government Agencies
 ---------------------------------------------------------
      Much of our business is dependent on the budgetary fundingof schools, as well as local, state and federal government agencies. Many U.S. states are currently reporting budget deficits and cost cutting measures. School athletic funding in Arkansas and Oklahoma have continued to impact our team dealer business. We have closed the Little Rock Arkansas location and restructured the Oklahoma sales force as a result of declining revenues in these markets. Decreases in school athletic budgets will continue to impact our team dealer operations and increase the pricing and profit margin competitive pressures in the institutional sporting goods market. Restrictions or reductions to the funding or budgeted spending of these entities could adversely affect our results of operations.

 Unanticipated Disruptions or Slowdowns in Operations
 ----------------------------------------------------
      Our ability to provide high quality customer service, process and fulfill orders and manage inventory depends on: (i.) the efficient and uninterrupted operation of our call center, distribution center, manufacturing facilities, and management information systems and (ii.) the timely performance of vendors, catalog printers and shipping companies. Any material disruption or slowdown in the operation of our call center, distribution center, manufacturing facilities or management information systems, or comparable disruptions or slowdowns suffered by our principal service and product suppliers, could cause delays in our ability to receive, process and fulfill customer orders and may cause orders to be canceled, lost or delivered late, goods to be returned or receipt of goods to be refused.

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

 Competitive Factors
 -------------------
      The institutional market for sporting goods and leisure products is highly competitive and there are no significant barriers to enter this market. The size of this market has encouraged the entry of new competitors as well as increased competition from established companies. Competitors include large retail operations that also sell to the institutional market, other catalog and direct marketing companies, team dealers, and Internet sellers. Increased competition could result in pricing pressures, erosion in gross profit margins, increased marketing expenditures and loss of market share and could have a material adverse effect on our results of operations.

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

 Product Liability and Insurance
 -------------------------------
      Because of the nature of our products, we are periodically subject to product liability claims resulting from personal injuries. We may become involved in various lawsuits incidental to our business, some of which relate to claims allegedly resulting in substantial permanent paralysis. Significantly increased product liability claims continue to be asserted successfully against manufacturers and distributors of sports equipment throughout the United States resulting in general uncertainty as to the nature and extent of manufacturers' and distributors' liability for personal injuries. See Part II. Item 1. -- "Legal Proceedings".

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

 Increased Internet Migration
 ----------------------------
      We have significant investments in our Internet websites and IT platform based on our belief that, in the future, an increasing portion of our customer base will use the Internet as the predominant method for quoting, ordering, procuring their products and performing customer service inquires. We have cost structured our business anticipating customer migration to the Internet to continue. If the increase in migration to the Internet does not continue, we could experience reductions in revenue or additional costs to market to and service these customers through direct mail expense and increased call center personnel.


 Item 3.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------
      There have been no significant changes from items disclosed in Form 10-K for the fiscal year ended March 28, 2003.


 Item 4.   Controls and Procedures
           -----------------------
 (a) Disclosure controls and procedures. As of the end of the period covered by this Quarterly Report on Form 10-Q, we have carried out an evaluation, with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

 (b) Changes in internal controls over financial reporting. There have been no changes in our internal control over financial reporting that occurred during our first fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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


 Item 3.   Defaults Upon Senior Securities
           -------------------------------
           (a)       Not applicable.

           (b)       Not applicable.


 Item 4.   Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------
           None.


 Item 5.   Other Information
           -----------------
           None.


 Item 6.   Exhibits and Reports on Form 8-K
           --------------------------------
      During the quarter ended June 27, 2003, we filed a Current Report on Form 8-K dated June 27, 2003, filed on June, 27, 2003, for the purpose of reporting our filing of Form 12b-25 Notification of Late Filing of our Form 10-K for the fiscal year ended March 28, 2003.



     Exhibit
       Nbr.                          Description of Exhibit
 ----------------  ----------------------------------------------------------
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

 Exhibit 4.1 Specimen of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-39218))

 Exhibit 10.1 (*)  Second Amendment to Loan and Security Agreement dated June
                   27, 2003 by and between the Company and Congress Financial Corporation.

 Exhibit 10.2 (*)  Amendment No. 1 to Voit License Agreement dated as of
                   August 1, 2003.

 Exhibit 31.1 (*)  Certification of the Company's Chief Executive Officer
                   pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 Exhibit 31.2 (*)  Certification of the Company's Chief Financial Officer
                   pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 Exhibit 32 (*)    Certification of the Company's Chief Executive Officer
                   and Chief Financial Officer pursuant to 18 U.S.C. Section
                   1350, as adopted pursuant to Section 906 of the Sarbanes-
                   Oxley Act of 2002.

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

 Dated: August 11, 2003

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