Form 10-Q
period 2003-09-26
SPORT SUPPLY GROUP INC
filed 2003-11-10
CIK 872855

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

 (Mark One)

   [ x ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 26, 2003

                                    OR

   [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______________ to _______________.

                          Commission File Number 1-10704

                             Sport Supply Group, Inc.
 ----------------------------------------------------------------------------
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

      Indicated below is the number of shares outstanding of each class of the registrant's common stock as of October 30, 2003.

  Title of Each Class of Common Stock                  Number Outstanding
  -----------------------------------                  ------------------
      Common Stock, $0.01 par value                    8,917,244 shares

                         PART I. FINANCIAL INFORMATION


      1.   Financial Statements.
           ---------------------

 Index to Consolidated Financial Statements                           Page
 ------------------------------------------                           ----
 Consolidated Balance Sheets as of September 26, 2003
   (Unaudited) and March 28, 2003                                       3

 Consolidated Statements of Operations for the three and six months
   ended September 26, 2003 and September 27, 2002 (Unaudited)          4

 Consolidated Statements of Cash Flows for the six months ended
   September 26, 2003 and September 27, 2002 (Unaudited)                5

 Notes to Consolidated Financial Statements (Unaudited)                 6

                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                  September 26,    March 28,
                                                       2003           2003
                                                   -----------    -----------
                                                   (unaudited)
 CURRENT ASSETS :
    Cash and equivalents                          $    787,352   $  2,142,302
    Accounts receivable:
       Trade, less allowance for doubtful
       accounts of $458,000 at September 26,
       2003 and $500,000 at March 28, 2003          15,147,330     19,756,947
       Other                                           349,333        488,728
    Inventories, net                                18,325,469     19,564,314
    Other current assets                               522,982        576,653
    Deferred tax assets                              1,525,472      1,525,472
    Net assets of discontinued operations              253,525              -
                                                   -----------    -----------
       Total current assets                         36,911,463     44,054,416
                                                   -----------    -----------

 DEFERRED CATALOG EXPENSES                           1,589,379      1,912,346

 PROPERTY, PLANT AND EQUIPMENT :
    Land                                                 8,663          8,663
    Buildings                                        1,605,102      1,605,102
    Computer equipment & software                   11,535,420     11,461,375
    Machinery and equipment                          6,567,516      6,558,502
    Furniture and fixtures                           1,509,688      1,508,393
    Leasehold improvements                           2,514,062      2,497,209
                                                   -----------    -----------
                                                    23,740,451     23,639,244
    Less -- Accumulated depreciation
      and amortization                             (15,976,319)   (15,119,308)
                                                   -----------    -----------
                                                     7,764,132      8,519,936
                                                   -----------    -----------

 DEFERRED TAX ASSETS                                 3,974,753      3,974,753

 TRADEMARKS, less accumulated amortization
   of $1.0 million at Sept. 26, 2003 and
   $995,000 at March 28, 2003                        2,872,536      2,926,288

 OTHER ASSETS, less accumulated amortization
   of $610,000 at Sept. 26, 2003 and
   $798,000 at March 28, 2003                          512,480        607,900
                                                   -----------    -----------
                                                  $ 53,624,743   $ 61,995,639
                                                   ===========    ===========
 CURRENT LIABILITIES :
    Accounts payable                                 7,760,037     11,823,287
    Other accrued liabilities                        4,393,145      4,443,990
    Notes payable and capital lease
      obligations, current portion                      72,287         71,082
                                                   -----------    -----------
          Total current liabilities                 12,225,469     16,338,359
                                                   -----------    -----------
 NOTES PAYABLE AND CAPITAL LEASE
   OBLIGATIONS, net of current portion              13,528,961     17,611,753

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY :
    Preferred stock, par value $0.01, 100,000
      shares authorized, no shares outstanding               -              -
    Common stock, par value $0.01, 20,000,000
      shares authorized, 9,362,397 shares issued
      at September 26, 2003 and March 28, 2003,
      8,917,244 shares outstanding at September
      26, 2003 and March 28, 2003                       93,624         93,624
    Additional paid-in capital                      48,101,331     48,101,331
    Accumulated deficit                            (16,523,360)   (16,348,146)
    Treasury stock, at cost, 445,153 shares at
      September 26, 2002 and March 28, 2003         (3,801,282)    (3,801,282)
                                                   -----------    -----------
                                                    27,870,313     28,045,527
                                                   -----------    -----------
                                                  $ 53,624,743   $ 61,995,639
                                                   ===========    ===========

  The accompanying notes are an integral part of these financial statements.


                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                    - For The Three Months Ended -  - For The Six Months Ended -
                                     September 26,   September 27,  September 26,  September 27,
                                          2003            2002           2003           2002
                                      -----------     -----------    -----------     -----------
 Net revenues                        $ 25,896,678    $ 25,544,214   $ 51,687,793    $ 51,951,454

 Cost of sales                         18,585,257      17,696,357     37,044,925      36,088,743
                                      -----------     -----------    -----------     -----------
   Gross profit                         7,311,421       7,847,857     14,642,868      15,862,711

 Selling, general &
   administrative expenses              7,213,591       7,693,840     14,171,971      15,187,774
                                      -----------     -----------    -----------     -----------
   Operating income                        97,830         154,017        470,897         674,937

 Interest expense                        (150,080)       (147,095)      (299,518)       (315,224)

 Other income (expense), net               (1,447)          3,953         11,741          (3,994)
                                      -----------     -----------    -----------     -----------
   Income before income taxes
   and cumulative effect of
   accounting change                      (53,697)         10,875        183,120         355,719

 (Provision for) benefit of income
   taxes for continuing operations         19,868          (4,024)       (68,909)       (133,931)
                                      -----------     -----------    -----------     -----------
 Income from continuing operations        (33,829)          6,851        114,211         221,788

 Discontinued operations, net of tax     (256,428)         15,374       (289,425)         10,158

 Cumulative effect of
   accounting change                            -               -              -      (7,442,432)
                                      -----------     -----------    -----------     -----------
 Net income (loss)                   $   (290,257)   $     22,225   $   (175,214)   $ (7,210,486)
                                      ===========     ===========    ===========     ===========

 Basic earnings (loss) per share:

   Income from continuing operations $       0.00    $       0.00   $       0.01    $       0.02
   Discontinued operations                  (0.03)           0.00          (0.03)           0.00
   Cumulative effect of
     accounting change                       0.00            0.00           0.00           (0.83)
                                      -----------     -----------    -----------     -----------
   Basic loss per share              $      (0.03)   $       0.00   $      (0.02)   $      (0.81)
                                      ===========     ===========    ===========     ===========
 Diluted earnings (loss) per share:

   Income from continuing operations $       0.00    $       0.00   $       0.01    $       0.02
   Discontinued operations                  (0.03)           0.00          (0.03)           0.00
   Cumulative effect of
     accounting change                       0.00            0.00           0.00           (0.83)
                                      -----------     -----------    -----------     -----------
   Diluted loss per share            $      (0.03)   $       0.00   $      (0.02)   $      (0.81)
                                      ===========     ===========    ===========     ===========
 Weighted average common shares
 outstanding
   Basic                                8,917,244       8,917,244      8,917,244       8,917,244
   Diluted                              8,917,244       8,917,244      8,917,244       8,917,244


      The accompanying notes are an integral part of these financial statements.

                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                  - For The Six Months Ended -
                                                  September 26,  September 27,
                                                       2003           2002
                                                   -----------    -----------
 CASH FLOWS FROM OPERATING ACTIVITIES :
   Income (loss) from continuing operations       $    114,211   $ (7,220,644)
   Adjustments to reconcile income from
     continuing operations to net cash
     provided by (used in) operating activities:
       Depreciation and amortization                 1,023,377      1,123,697
       Provision for accounts receivable               254,997        193,158
       Cumulative effect of accounting change                -      7,442,432
       Changes in assets and liabilities:
          Decrease in accounts receivable            4,494,015      2,632,373
          Decrease in inventories                    1,238,845      2,112,912
          Decrease in deferred catalog expenses
            and other current assets                   376,638        433,884
          Decrease in accounts payable              (4,063,250)    (1,588,901)
          (Increase) decrease in deferred
            tax assets                                       -        136,222
          Increase (decrease) in accrued
            liabilities                                (50,845)       247,130
          (Increase) in other assets                     2,974         (7,594)
                                                   -----------    -----------
       Operating cash flow provided
         by continuing operations                    3,390,962      5,504,669
       Operating cash flow (used by) provided
         by discontinued operations                   (542,950)        10,158
                                                   -----------    -----------
    Net cash provided by operating activites         2,848,012      5,514,827
                                                   -----------    -----------

 CASH FLOWS USED IN INVESTING ACTIVITIES :
    Acquisitions of property, plant & equipment       (121,375)      (230,881)

 CASH FLOWS FROM FINANCING ACTIVITIES :
    Proceeds from issuance of notes payable         54,724,958     56,618,377
    Payments of notes payable and capital
      lease obligations                            (58,806,545)   (61,919,074)
                                                   -----------    -----------
    Net cash used in financing activities           (4,081,587)    (5,300,697)
                                                   -----------    -----------

 NET CHANGE IN CASH AND EQUIVALENTS                 (1,354,950)       (16,751)

 Cash and equivalents, beginning of period           2,142,302        586,911
                                                   -----------    -----------
 Cash and equivalents, end of period              $    787,352   $    570,160
                                                   ===========    ===========

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :

 Cash paid during the period for interest         $    279,632   $    353,967
                                                   ===========    ===========
 Cash paid during the period for income taxes     $     68,601   $     68,774
                                                   ===========    ===========

  The accompanying notes are an integral part of these financial statements.

                   SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 26, 2003
                                  (Unaudited)
 Basis of Presentation
 ---------------------
      These consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of Sport Supply Group, Inc.'s ("SSG") consolidated financial position as of September 26, 2003 and the results of its operations for the three and six month periods ended September 26, 2003 and September 27, 2002.

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


 Note 1 - Inventories
 --------------------
      Inventories are stated at the lower of cost or market. Cost is determined using the standard cost method for items manufactured by us and weighted-average cost for items purchased for resale. As of September 26, 2003 and March 28, 2003, inventories consisted of the following:

                                               September 26,      March 28,
                                                   2003             2003
                                                -----------      -----------
  Raw materials                                $  1,967,566     $  2,095,242
  Work-in-progress                                  390,350          318,165
  Finished and purchased goods                   17,239,214       18,223,657
                                                -----------      -----------
                                                 19,597,130       20,637,064
  Less inventory allowance for
    obsolete or slow moving items                (1,271,661)      (1,072,750)
                                                -----------      -----------
  Inventories, net                             $ 18,325,469     $ 19,564,314
                                                ===========      ===========


 Note 2 - Notes Payable and Capital Lease Obligations
 ----------------------------------------------------
      As of September 26, 2003 and March 28, 2003, notes payable and capital lease obligations consisted of the following:

                                               September 26,      March 28,
                                                   2003             2003
                                                -----------      -----------
 Note payable under revolving line of credit,
   Interest based on prime (4.00% at
   September 26, 2003 and 4.25% at March 28,
   2003) and LIBOR, as adjusted (3.76% at
   March 28, 2003), due October 31, 2007,
   collateralized by substantially all assets. $ 13,494,597     $ 17,521,601

 Capital lease obligation, interest at
   9.0%, payable in annual installments
   of principal and interest totaling
   $55,000 through August 2005.                      73,579          117,963

 Other                                               33,072           43,271
                                                -----------      -----------
      Total                                      13,601,248       17,682,835
 Less - current portion                             (72,287)         (71,082)
                                                -----------      -----------
      Long-term notes payable and capital
        lease obligations, net                 $ 13,528,961     $ 17,611,753
                                                ===========      ===========

      We have an amended Loan and Security Agreement with Congress Financial Corporation to finance our working capital requirements through October 31, 2007. Under this amendment our line of credit is reduced from $25 million to $20 million, our LIBOR borrowing rates are reduced from 2.50% to 2.25%, our inventory and accounts receivable borrowing rates are increased and the fees are reduced. The amended Loan and Security Agreement better meets our working capital borrowing needs and reduces our interest and loan fee costs. This agreement provides for revolving loans and letters of credit which, in the aggregate, cannot exceed the lesser of $20 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivable and inventories. As of September 26, 2003, we had total available borrowings under our senior credit facility of approximately $19.1 million, of which approximately $13.5 million were outstanding. Amounts outstanding under the senior credit facility are secured by substantially all the assets of Sport Supply Group, Inc. and its subsidiaries. Pursuant to the Loan and Security Agreement, we are restricted from, among other things, paying cash dividends and entering into certain transactions without the lender's prior consent and we are required to maintain certain net worth levels.


 Note 3 - Capital Structure
 --------------------------
      As of September 26, 2003, our issued and outstanding capital stock consisted solely of common stock. We have 271,817 options outstanding under the stock option plan with exercise prices ranging from $0.95 to $9.44 per share. If the options were exercised, all holders would have rights similar to common shareholders.


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

      The following table sets forth the computation of basic and diluted income (loss) per share:

                         For the Three Months Ended  For the Six Months Ended
                             Sept. 26,    Sept. 27,    Sept. 26,    Sept. 27,
                                2003         2002         2003         2002
                             ---------     ---------   ---------    ---------
 Numerator:
 ----------
 Net income (loss)           ($290,257)      $22,225   ($175,214) ($7,210,486)
                             ==========      =======   ========== ============
 Denominator:
 ------------
 Weighted average
 common shares - basic       8,917,244     8,917,244   8,917,244    8,917,244
                             =========     =========   =========    =========
 Effect of dilutive
 securities:
 Employee stock options              0         2,649           0            0
                             ---------     ---------   ---------    ---------
 Weighted average
 common shares - diluted     8,917,244     8,919,893   8,917,244    8,917,244
                             =========     =========   =========    =========
 Per Share Calculations:
 -----------------------
 Net income (loss) - basic      ($0.03)       $0.00       ($0.02)     ($0.81)
                                  ====        =====         ====       =====
 Net income (loss) - diluted    ($0.03)       $0.00       ($0.02)     ($0.81)
                                  ====        =====         ====       =====
 Securites excluded from
 weighted average common
 shares diluted because their
 effect would be antidilutive  271,817      361,054      271,817     361,054
                               -------      -------      -------     -------


 Note 5 - Income Taxes
 ---------------------
      We have a net operating loss carryforward included in net deferred tax assets that can be used to offset future taxable income and can be carried forward for 15 to 20 years. As of September 26, 2003 we have net deferred tax assets of approximately $5.5 million. We believe the net deferred tax assets will be realized through tax planning strategies available in future periods and future profitable operating results. Although realization is not assured, we believe it is more likely than not that all of the net deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced or eliminated in the near term if certain tax planning strategies are not successfully executed or estimates of future taxable income during the carryforward period are reduced. If we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

      In addition to the foregoing, as of September 26, 2003, we have a $5.6 million valuation allowance relating to deferred tax assets. We record a valuation allowance to reduce the amount of our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.


 Note 6  - Stock Based Compensation
 ----------------------------------
      We have a stock option plan under which certain officers, directors and employees have been granted options. All the options have been granted at prices equal to the market value of the shares at the time of the grant and expire on the tenth anniversary of the grant date. Our stock-based compensation is measured in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, no compensation expense is recognized for fixed option plans because the exercise prices of employee stock options equal or exceed the market prices of the underlying stock on the dates of grant.

      The following table represents the effect on net income (loss) and income (loss) per share if we had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," to stock based employee compensation.

                                  For the     For the    For the      For the
                                   Three       Three       Six          Six
                                   Months      Months     Months       Months
                                   Ended       Ended      Ended        Ended
                                 September   September  September    September
                                  26, 2003   27, 2002   26, 2003     27, 2002
                                  --------   --------   --------     --------
 Net income (loss), as reported  ($290,257)   $22,225  ($175,214)  ($7,210,486)
                                 ==========   =======  ==========  ============
 Deduct: Total stock-based
 employee compensation expense
 determined under the fair
 value method for all awards,
 net of related tax effects             --         --       (356)           --

 Pro forma income (loss)         ($290,257)   $22,225  ($175,570)  ($7,210,486)
                                 ==========   =======  ==========  ============
 Income (loss) per share -
 basic and diluted:
 As reported                        ($0.03)     $0.00     ($0.02)       ($0.81)
                                 ==========   =======  ==========  ============
 Pro forma                          ($0.03)     $0.00     ($0.02)       ($0.81)
                                 ==========   =======  ==========  ============


 Note 7 - New Accounting Pronouncements
 --------------------------------------
       In January 2003, the FASB issued FASB Interpretation (FIN) 46, "Consolidation of Variable Interest Entities". FIN 146 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its own activities or where the owners of the entity lack the risk and reward of ownership. In October 2003, the FASB agreed to defer the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. This deferral is to allow time for certain implementation issues to be addressed through the issuance of a potential modification to the interpretation. The deferral revised the effective date for consolidation of these entities until the end of the first interim or annual period ending after December 15, 2003. We do not believe that FIN 46 will have any material impact on our financial statements.

      In April 2003, the FASB issued FAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." FAS 149 amends and clarifies financial accounting and reporting for derivative instruments. This statement is effective for contracts entered into or modified after June 30, 2003. We adopted this statement as of June 28, 2003 and it did not have any material impact on our financial statements.

      In May 2003, the FASB issued FAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which addresses how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuers. This Statement shall be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. For financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in an accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this Statement. We adopted this statement as of June 28, 2003 and it did not have any material impact on our financial statements.


 Note 8 - Goodwill and Other Intangible Assets
 ---------------------------------------------
      In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires that goodwill not be amortized but instead be tested for impairment at least annually by reporting unit. We adopted SFAS 142 effective March 30, 2002 and ceased recording goodwill amortization on March 30, 2002 and recorded a non-cash "cumulative effect of change in accounting principle" of approximately $7.4 million ($0.83 per basic and diluted share) for the three months ended June 28, 2002.

      As of September 26, 2003, estimated amortization expense of other intangible assets for each of the next five years is as follows (in thousands):


   2004                    $    267
   2005                         143
   2006                         115
   2007                         110
   2008                         104
   Thereafter                 2,407
                            -------
                           $  3,146
                            =======


 Note 9 - Discontinued Operations
 --------------------------------
      During October 1999, we acquired substantially all of the assets of Spaulding Athletic, which was a team dealer located in Little Rock, Arkansas. A team dealer is a local sporting goods store that sells its products primarily to teams in its local market. Spaulding Athletic serviced the local institutional customers and teams with a full line of athletic products.

      On July 15, 2003, we discontinued operations at Spaulding Athletic, our team dealer located in Little Rock, Arkansas. In October 2003, we sold substantially all of the assets at that location (other than cash and accounts receivable). This closure and discontinued operation resulted in a pretax loss of approximately $358,000 for the six months ended September and is included in the discontinued operations in the accompanying consolidated statement of operations for the three and six month periods ended September 26, 2003.

      The following table represents net current assets and liabilities of discontinued operations as of September 26, 2003 and the results of operations for the three and six month periods ended September 26, 2003 and the three and six month periods ended September 27, 2002.


                                           September 26, 2003
                                           ------------------
               Current assets                   $363,874
               Current liabilities             ($110,349)
                                                 -------
               Net current assets               $253,525


                                  For the     For the    For the      For the
                                   Three       Three       Six          Six
                                   Months      Months     Months       Months
                                   ended       ended      ended        ended
                                 September   September  September    September
                                  26, 2003   27, 2002   26, 2003     27, 2002
                                  --------   --------   --------     --------

 Net revenues                     $170,346   $543,232   $218,840     $909,149


 Earnings(loss) from operations   (305,539)    20,727   (358,334)      12,448

 Income tax (provision) benefit     49,111     (5,353)    68,909       (2,290)
                                  --------   --------   --------     --------
 Total discontinued
   operations, net               ($256,428)  $ 15,374  ($289,425)     $10,158
                                  ========   ========   ========     ========


 Note 10 - Subsequent Events

      During February 1999, we acquired substantially all of the assets of Larry Black Sporting Goods, Inc., a team dealer with locations in Enid, Oklahoma and Wichita, Kansas. Larry Black Sporting Goods, Inc. serviced the local institutional customers and teams with a full line of athletics products.

      In October 2003, we discontinued operations at our team dealer located in Enid, Oklahoma. In addition, in November 2003, we sold substantially all the assets (other than cash and accounts receivable) of our team dealer located in Wichita, Kansas.

      The following represents proforma net current assets and liabilities of the Enid, Oklahoma and Wichita, Kansas Larry Black team dealer operations as of September 26, 2003 and the results of operations before income taxes for the three and six month periods ended September 26, 2003 and the three and six month periods ended September 27, 2002. The results of discontinuing the Enid, Oklahoma and Wichita, Kansas Team Dealer locations will be reflected in the December 2003 quarterly financial statements.

                                           September 26, 2003
                                           ------------------
               Current assets                 $2,214,301
               Current liabilities             ($993,654)
                                               ---------
               Net current assets             $1,220,647


                                  For the     For the    For the      For the
                                   Three       Three       Six          Six
                                   Months      Months     Months       Months
                                   ended       ended      ended        ended
                                 September   September  September    September
                                  26, 2003   27, 2002   26, 2003     27, 2002
                                  --------   --------   --------     --------

 Net revenues                   $1,232,916 $1,833,072 $2,455,478   $3,363,413

 Earnings(loss) from operations    $55,120    $14,286    $22,854     ($42,364)


 Note 11 Contingencies
 ---------------------
      During the past several years, we used the services of Strategic Technologies, Inc. ("STI") to process our outbound truck freight bills. STI audited freight bills submitted by our carriers and provided us a detailed listing of invoices that were scheduled for payment at which time we transferred funds to STI. STI was required to issue checks to the carriers within forty-eight (48) hours of receipt of our funds. STI filed for reorganization under Chapter 11 of the U. S. Bankruptcy Code on July 19, 2002 in the United States Bankruptcy Court in the District of New Jersey, Case No. 02-37935 (NLW). The case was converted to Chapter 7 of the U. S. Bankruptcy Code on July 31, 2002. In certain circumstances, we have had to pay our freight carriers for invoices that we previously paid to STI and attempt to recover such monies from STI. We have filed a proof of claim of approximately $593,000 for unpaid shipping charges and service fees paid to STI. No assurance can be made that we will be able to recover such money.

      During the past several years, we used the services of Consolidated Freightways to ship products to our customers. Consolidated Freightways Corporation filed for reorganization under Chapter 11 of the U. S. Bankruptcy Code on September 2, 2002 in the United States Bankruptcy Court in the District of California, Case No. RS 02-24284-MG. On August 25, 2003, the Bankruptcy Trustee for Consolidated Freightways Corporation of Delaware filed a lawsuit in the United States Bankruptcy Court, Central District of California, to collect fees for the transportantion of goods that are alleged to be owed to the bankruptcy estate. The Trustee's initial claim is $866,683.72, which includes approximately $265,000 in collection fees and late payment charges. SSG disputes the amount claimed by the Trustee and claims an offset of approximately $308,000 for goods lost or damaged by Consolidated Freightways in transit.

      It is not possible at this time to determine the ultimate liabilities that we may incur resulting from these lawsuits, claims, and proceedings. If these matters were to be ultimately resolved unfavorably at amounts exceeding our reserves, an outcome not currently anticipated, it is possible that such outcome could have a material adverse effect on our consolidated financial position or results of operations.


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
           ---------------------------------------------------------------

 Results of Operations
 ---------------------
 Net Revenues.   Net  revenues increased  approximately $352,000  (1.4%)  and decreased $264,000 (0.5%) for the three and six months periods ended September 26, 2003, respectively, as compared to same periods last year.

 The increase in net revenues for the three month period is the result of a $1.2 million increase in core institutional revenues as a result of more aggressive pricing and other revenue generating programs. This increase in revenues for the three month period was partially offset by a $383,000 decrease in revenues generated from our wholly-owned subsidiary, Athletic Training Equipment Company, Inc. ("ATEC"), and a $422,000 decrease in revenues generated from our Team Dealer operations.

 The decrease in revenues for the six month period is the result of an $811,000 decrease in ATEC revenues and a $635,000 decrease in Team Dealer revenues. This decrease was partially offset by a $1.2 million increase in core institutional revenues.

 Orders placed over the Internet for the quarter increased to $1.2 million as compared to $1.1 million for the same three month period last year, and increased to $2.9 million for the six month period as compared to $2.2 million for the same period last year.

 All of our team dealer operations, other than our team dealer located in Dallas, Texas, have either been sold or otherwise discontinued. See Item 1. Financial Statements-Note 9 - Discontinued Operations and Note 10-Subsequent Events.

 We expect continued revenue challenges in fiscal year 2004, due to increased competition, a decreased salesforce, continued restrictions in state, federal and school budgets, an overall soft economy, and declining participation and funding of youth sports organizations. We are in the process of implementing a number of sales and marketing programs in order to address these obstacles.

 Gross Profit. Gross profit decreased by approximately $536,000 (6.8%) and $1.2 million (7.7%) for the three and six month periods ended September 26, 2003, respectively, as compared to same periods last year. As a percentage of net revenues, gross profit decreased 2.5% to 28.2 % from 30.7% for the three month period and decreased 2.2% to 28.3% from 30.5% for the six month period ended September 26, 2003 as compared to the same periods last year. We believe the decrease in gross profit for the three and six month periods is primarily the result of more aggressive pricing resulting in lower gross profits and increased import freight and import operations costs. Increased importing costs represented 1.1% of the 2.5% gross profit decline in the three month period and 0.9% of the 2.2% gross profit decline in the six month period ended September 26, 2003.

 Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased approximately $480,000 (6.2%) and $1.0 million (6.7%) for the three and six month periods ended September 26, 2003, respectively, as compared to the same periods last year. As a percentage of net revenues, selling, general and administrative expenses decreased to 27.9% from 30.1% for the three month period and decreased to 27.4% from 29.2% for the six month period ended September 26, 2003 as compared to the same period last year. The decreases for the three and six month periods were primarily a result of the following:

 (i.) A decrease in payroll related expense of approximately $211,000 for the three month period and approximately $524,000 for the six month period, attributable to reduced headcount.

 (ii.) A  decrease  in  selling  and  promotional  expense  of  approximately
      $145,000, for the three month period and $377,000 for the six month period, primarily as a result of reduced marketing spending.

 We expect continued selling, general and administrative expense decreases this fiscal year as compared to the prior year due to our ongoing cost reduction program. In addition, we have completed cost benefit analyses of our Huffy and AMF license agreements and have decided not to renew such license agreements. We expect that this decision will reduce our royalty expense in future fiscal years by approximately $185,000, annually, without an offsetting reduction to revenues.

 Interest Expense. Interest expense increased approximately $3,000 (2.0%) and decreased $16,000 (5.0%) for the three and six month periods ended September 26, 2003, respectively, as compared to the same periods last year.

 Income Tax Expense. We recorded income tax benefit of approximately $20,000 and expense of approximately $69,000 for the three and six month periods ended September 26, 2003, respectively, as compared to income tax expense of approximately $4,000 and approximately $134,000 for the three and six month periods last year, respectively. We have a net operating loss carryforward included in net deferred tax assets that can be used to offset future taxable income and can be carried forward for 15 to 20 years. We believe the net deferred tax assets will be realized through tax planning strategies available in future periods and future profitable operating results. Although realization is not assured, we believe it is more likely than not that all of the net deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced or eliminated in the near term if certain tax planning strategies are not successfully executed or estimates of future taxable income during the carryforward period are reduced. If we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

      In addition to the foregoing, as of September 26, 2003, we have a $5.6 million valuation allowance relating to deferred tax assets. We record a valuation allowance to reduce the amount of our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.

 Income from Continuing Operations. Income from continuing operations for the three and six month periods ended September 26, 2003 decreased by approximately $41,000 and approximately $108,000, respectively as compared to the same periods last year. The decrease in income from continuing operations was primarily due to lower gross profits, as discussed above.

 Discontinued Operations. In July 2003, we discontinued operations at Spaulding Athletic, our team dealer located in Little Rock, Arkansas. As a result, we have recorded losses from discontinued operations, net of income tax, of approximately $256,000 and $289,000 for the three and six month periods ended September 26, 2003, respectively. These expenses include estimated reserves for accounts receivable and inventory. See Item 1. Financial Statements - Note 9 - Discontinued Operations.

 Cumulative Effect of Accounting Change. On March 30, 2002 we adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires that goodwill not be amortized but instead be tested for impairment at least annually by reporting unit. Goodwill is required to be tested for impairment in a transitional test upon adoption and then at least annually by reporting unit. As a result of our impairment testing, we recorded a non-cash
 "cumulative effect of accounting change" impairment write down of approximately $7.4 million for the six month period ended September 27, 2002.

 Net Income (Loss). Net loss increased to approximately $290,000 and decreased to a loss of approximately $175,000 for the three and six month periods ended September 26, 2003, respectively, as compared to a net income of approximately $22,000 and a net loss of approximately $7.2 million for the three and six month periods ended September 27, 2002, respectively. Net loss per share increased to ($0.03) and ($0.02) for the three and six month periods ended September 27, 2002, respectively, from earnings per share of $0.00 and $(0.81) for the three and six month periods ended September 27, 2002, respectively. The improvement for the six month period is due largely to the cumulative effect of accounting change recorded last year.

 Liquidity and Capital Resources
 -------------------------------
      We have an amended Loan and Security Agreement with Congress Financial Corporation to finance our working capital requirements through October 31, 2007. Under this amendment our line of credit is reduced from $25 million to $20 million, our LIBOR borrowing rates are reduced from 2.50% to 2.25%, our inventory and accounts receivable borrowing rates are increased and the fees are reduced. The amended Loan and Security Agreement better meets our working capital borrowing needs and reduces our interest and loan fee costs. This agreement provides for revolving loans and letters of credit which, in the aggregate, cannot exceed the lesser of $20 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivable and inventories. As of September 26, 2003, we had total available borrowings under our senior credit facility of approximately $19.1 million, of which approximately $13.5 million were outstanding. Amounts outstanding under the senior credit facility are secured by substantially all the assets of Sport Supply Group, Inc. and its subsidiaries. Pursuant to the Loan and Security Agreement, we are restricted from, among other things, paying cash dividends and entering into certain transactions without the lender's prior consent and we are required to maintain certain net worth levels.

      Our working capital decreased approximately $3.0 million during the six month period ended September 26, 2003, from $27.7 million at March 28, 2003 to $24.7 million at September 26, 2003. This decrease in working capital is primarily a result of seasonal decreases in trade receivables of approximately $4.6 million, seasonal decreases in inventories of $1.2 million, and a decrease in cash of approximately $1.4 million. These decreases were partially offset by a decrease in trade accounts payable of approximately $4.1 million.

      We believe we can satisfy our working capital requirements necessary to support our current operations from borrowings under our credit facility and cash flows from operations. However, future losses would negatively impact our results of operations and impact our ability to support our working capital needs.

      We do not currently have any significant commitments for capital expenditures.

 The following table sets forth our contractual obligations at September 26, 2003 for the periods shown:



                               Due in     Due in
                Due within     Two to     Four to
                 one year   three years  five years  Thereafter      Total
                 ------------------------------------------------------------

 Notes payable  $    57,557  $   25,202  $13,494,597   $ --       $13,577,356

 Capital lease      14,730        9,162           --     --            23,892
  obligations
 Leases          2,128,468    2,578,321      653,414     --         5,360,203
                 ------------------------------------------------------------
 Total          $2,200,755   $2,612,685  $14,148,011   $ --       $18,961,451
                 ============================================================


 Contingencies
 -------------
      During the past several years, we used the services of Strategic Technologies, Inc. ("STI") to process our outbound truck freight bills. STI audited freight bills submitted by our carriers and provided us a detailed listing of invoices that were scheduled for payment at which time we transferred funds to STI. STI was required to issue checks to the carriers within forty-eight (48) hours of receipt of our funds. STI filed for reorganization under Chapter 11 of the U. S. Bankruptcy Code on July 19, 2002 in the United States Bankruptcy Court in the District of New Jersey, Case No. 02-37935 (NLW). The case was converted to Chapter 7 of the U. S. Bankruptcy Code on July 31, 2002. In certain circumstances, we have had to pay our freight carriers for invoices that we previously paid to STI and attempt to recover such monies from STI. We have filed a proof of claim of approximately $593,000 for unpaid shipping charges and service fees paid to STI. No assurance can be made that we will be able to recover such money.

      During the past several years, we used the services of Consolidated Freightways to ship products to our customers. Consolidated Freightways Corporation filed for reorganization under Chapter 11 of the U. S. Bankruptcy Code on September 2, 2002 in the United States Bankruptcy Court in the District of California, Case No. RS 02-24284-MG. On August 25, 2003, the Bankruptcy Trustee for Consolidated Freightways Corporation of Delaware filed a lawsuit in the United States Bankruptcy Court, Central District of California, to collect fees for the transportantion of goods that are alleged to be owed to the bankruptcy estate. The Trustee's initial claim is $866,683.72, which includes approximately $265,000 in collection fees and late payment charges. SSG disputes the amount claimed by the Trustee and claims an offset of approximately $308,000 for goods lost or damaged by Consolidated Freightways in transit.


      It is not possible at this time to determine the ultimate liabilities that we may incur resulting from these lawsuits, claims, and proceedings. If these matters were to be ultimately resolved unfavorably at amounts exceeding our reserves, an outcome not currently anticipated, it is possible that such outcome could have a material adverse effect on our consolidated financial position or results of operations.

 Certain Factors that May Affect Our Business or Future Operating Results
 ------------------------------------------------------------------------
      This report contains various forward looking statements and information that are based on our beliefs as well as assumptions made by and information currently available to us. When used in this report, the words "anticipate," "believe," "estimate," "expect," "predict," "intend," "project" and similar expressions are intended to identify forward looking statements. Such statements are made as of the date of this Report and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, expected or projected. Several key factors that may have a direct bearing on our results are set forth below.

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

 Budgetary Restrictions of Schools and Government Agencies
 ---------------------------------------------------------
      Much of our business is dependent on the budgetary funding of schools, as well as local, state and federal government agencies. Many U.S. states are currently reporting budget deficits and cost cutting measures. Decreases in school athletic budgets will continue to increase the pricing and profit margin competitive pressures in the institutional sporting goods market. Restrictions or reductions to the funding or budgeted spending of these entities could adversely affect our results of operations.

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

 (b) Changes in internal controls over financial reporting. There have been no changes in our internal control over financial reporting that occurred during our second fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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


 Item 2.   Changes in Securities and Proceeds
           ----------------------------------

           None.

 Item 3.   Defaults Upon Senior Securities

           (a)       None.

           (b)       None.


 Item 4.   Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

      Our Annual Meeting of Stockholder's was held on August 28, 2003, at which time the shareholders elected the following nominees to the Board of
 Directors: Geoffrey P. Jurick, John P. Walker, Peter G. Bunger, Carl D. Harnick, and Thomas P. Treichler. Election of the Board of Directors was the only matter submitted for shareholder vote. There were 8,917,211 shares of our outstanding capital stock entitled to vote at the record date for this meeting and there were present at such meeting, in person or by proxy, stockholders holding 8,439,746 shares of our Common Stock, which represented approximately 94.6% of the total capital stock outstanding and entitled to vote. There were 8,439,746 shares voted on the matter of the election of directors. The result of the votes cast regarding each nominee for office was:


                            ELECTION OF DIRECTORS
                            ---------------------
              Directors             Votes For   Votes Withheld
              ---------             ---------   --------------
         (1)  Geoffrey P. Jurick    7,617,127      822,619

         (2)  John P. Walker        7,617,127      822,619

         (3)  Peter G. Bunger       7,617,127      822,619

         (4)  Carl D. Harnick       7,908,227      531,519

         (5)  Thomas P. Treichler   7,908,227      531,519


 Item 5.   Other Information
           -----------------

           None.

 Item 6.   Exhibits and Reports on Form 8-K
           --------------------------------

           (a)  Exhibits:

     Exhibit
       Nbr.                         Description of Exhibit

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

 Exhibit 4.1 Specimen of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-39218))

 Exhibit 10.1 (*)   Separation Agreement dated September 15, 2003 between
                    the Company and John P. Walker.

 Exhibit 10.2 (*)   Amendment No. 1 to Voit Licensing Agreement dated August
                    1, 2003 between the Company and Voit Corporation.

 Exhibit 10.3 (*)   Amendment No. 1 to Amended and Restated Stock Option
                    Plan dated August 28, 2003.

 Exhibit 10.4 (*)   Third Amendment to Loan and Security Agreement dated
                    November 6, 2003 by and between the Company and Congress
                    Financial Corporation.

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

 -----------------------------
 ( * )   =      Filed Herewith


      (b)  Reports on Form 8-K

      Current Report on Form 8-K dated and filed July 14, 2003, furnishing the press release announcing our financial results for the year ended March 30, 2003.

      Current Report on Form 8-K dated and filed August 12, 2003, furnishing the press release announcing our financial results for the quarter ended June 27, 2003.

      Current Report on Form 8-K dated and filed October 6, 2003, furnishing the press release announcing the appointment of Geoffrey P. Jurick as President.

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



 Dated: November 10, 2003

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