Form 10-Q
period 2003-12-26
SPORT SUPPLY GROUP INC
filed 2004-02-09
CIK 872855

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

  (Mark One)

   [ x ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 26, 2003

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

      Indicated below is the number of shares outstanding of each class of the registrant's common stock as of February 9, 2004.

  Title of Each Class of Common Stock                  Number Outstanding
  -----------------------------------                  ------------------
      Common Stock, $0.01 par value                     8,917,244 shares

                         PART I. FINANCIAL INFORMATION


 Item 1.   Financial Statements.
           ---------------------

 Index to Consolidated Financial Statements                           Page
 ------------------------------------------                           ----
 Consolidated Balance Sheets as of December 26, 2003
   (Unaudited) and March  28, 2003                                      3

 Consolidated Statements of Operations for the three and nine
   months ended December 26, 2003 and December 27, 2002 (Unaudited)     4

 Consolidated Statements of Cash Flows for the nine months ended
   December 26, 2003 and December 27, 2002 (Unaudited)                  5

 Notes to Consolidated Financial Statements (Unaudited)                 6

                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                   December 26,    March 28,
                                                       2003           2003
                                                   -----------    -----------
                                                   (unaudited)
 CURRENT ASSETS :
    Cash and equivalents                          $  2,643,132   $  2,142,302
    Accounts receivable:
       Trade, less allowance for doubtful
       accounts of 400,000 at December 26,
       2003 and $500,000 at March 28, 2003           8,302,072     19,756,947
       Other                                           284,873        488,728
    Inventories, net                                17,670,670     19,564,314
    Other current assets                               548,593        576,653
    Deferred tax assets                              1,525,472      1,525,472
    Net assets of discontinued operations              522,290              -
                                                   -----------    -----------
       Total current assets                         31,497,102     44,054,416
                                                   -----------    -----------

 DEFERRED CATALOG EXPENSES                           1,340,577      1,912,346

 PROPERTY, PLANT AND EQUIPMENT :
    Land                                                 8,663          8,663
    Buildings                                        1,605,102      1,605,102
    Computer equipment & software                   11,015,724     11,461,375
    Machinery and equipment                          6,170,429      6,558,502
    Furniture and fixtures                           1,306,432      1,508,393
    Leasehold improvements                           2,494,939      2,497,209
                                                   -----------    -----------
                                                    22,601,289     23,639,244
    Less -- Accumulated depreciation
      and amortization                             (15,495,124)   (15,119,308)
                                                   -----------    -----------
                                                     7,106,165      8,519,936
                                                   -----------    -----------

 DEFERRED TAX ASSETS                                 1,771,208      3,974,753

 TRADEMARKS, less accumulated amortization
   of $1.1 million at Dec. 26, 2003 and
   $995,000 at Mar. 28, 2003                         2,846,633      2,926,288

 OTHER ASSETS, less accumulated amortization
   of $651,000 at Dec. 26, 2003 and
   $798,000 at Mar. 28, 2003                           479,895        607,900
                                                   -----------    -----------
                                                  $ 45,041,580   $ 61,995,639
                                                   ===========    ===========
 CURRENT LIABILITIES :
    Accounts payable                              $  6,054,636   $ 11,823,287
    Other accrued liabilities                        3,576,169      4,443,990
    Notes payable and capital lease
      obligations, current portion                      57,558         71,082
                                                   -----------    -----------
          Total current liabilities                  9,688,363     16,338,359
                                                   -----------    -----------

 NOTES PAYABLE AND CAPITAL LEASE
   OBLIGATIONS, net of current portion               6,901,642     17,611,753

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY :
    Preferred stock, par value $0.01, 100,000
      shares authorized, no shares outstanding               -              -
    Common stock, par value $0.01, 20,000,000
      shares authorized, 9,362,397 shares issued
      at December 26, 2003 and March 28, 2003,
      8,917,244 shares outstanding at December
      26, 2003 and March 28, 2003                       93,624         93,624
    Additional paid-in capital                      48,101,331     48,101,331
    Accumulated deficit                            (15,942,098)   (16,348,146
    Treasury stock, at cost, 445,153 shares at
      December 26, 2003 and March 28, 2003          (3,801,282)    (3,801,282)
                                                   -----------    -----------
                                                    28,451,575     28,045,527
                                                   -----------    -----------
                                                  $ 45,041,580   $ 61,995,639
                                                   ===========    ===========

 The accompanying notes are an integral part of these financial statements.


                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                    - For The Three Months Ended -  - For The Nine Months Ended -
                                      December 26,    December 27,   December 26,    December 27,
                                          2003            2002           2003           2002
                                      -----------     -----------    -----------     -----------
 Net revenues                        $ 14,725,593    $ 15,126,330   $ 59,704,979    $ 58,711,581

 Cost of sales                         10,978,003      11,215,159     43,723,052      42,054,673
                                      -----------     -----------    -----------     -----------
   Gross profit                         3,747,590       3,911,171     15,981,927      16,656,908

 Selling, general &
   administrative expenses              6,205,269       6,135,731     18,215,298      18,938,253
                                      -----------     -----------    -----------     -----------
   Operating loss                      (2,457,679)     (2,224,560)    (2,233,371)     (2,281,345)

 Interest expense                        (116,435)       (134,417)      (413,476)       (445,817)

 Other income, net                          2,050          19,960          4,412          15,898
                                      -----------     -----------    -----------     -----------
   Loss from continuing operations
   before income taxes and cumulative
   effect of accounting change         (2,572,064)     (2,339,017)    (2,642,435)     (2,711,264)

 Benefit (provision) for income
   taxes for continuing operations              -        (111,485)             -               -
                                      -----------     -----------    -----------     -----------
 Loss from continuing operations       (2,572,064)     (2,450,502)    (2,642,435)     (2,711,264)

 Discontinued operations, net of tax    3,153,327          91,693      3,048,483         584,400

 Cumulative effect of
   accounting change                            -               -              -      (7,442,432)
                                      -----------     -----------    -----------     -----------
 Net income (loss)                   $    581,263    $ (2,358,809)  $    406,048    $ (9,569,296)
                                      ===========     ===========    ===========     ===========

 Basic earnings (loss) per share:

  Loss from continuing operations    $      (0.29)   $      (0.27)  $      (0.30)   $      (0.30)
  Discontinued operations                    0.36            0.01           0.35            0.06
  Cumulative effect of
    accounting change                         -               -              -             (0.83)
                                      -----------     -----------    -----------     -----------
  Basic income (loss) per share      $       0.07    $      (0.26)  $       0.05    $      (1.07)
                                      ===========     ===========    ===========     ===========
 Diluted earnings (loss) per share:

  Loss from continuing operations    $      (0.29)   $      (0.27)  $      (0.30)   $      (0.30)
  Discontinued operations                    0.36            0.01           0.35            0.06
  Cumulative effect of
    accounting change                         -               -              -             (0.83)
                                      -----------     -----------    -----------     -----------
  Diluted income (loss) per share    $       0.07    $      (0.26)  $       0.05    $      (1.07)
                                      ===========     ===========    ===========     ===========
 Weighted average common shares
 outstanding:
   Basic                                8,917,244       8,917,244      8,917,244       8,917,244
   Diluted                              8,924,101       8,917,244      8,925,208       8,917,244


 The accompanying notes are an integral part of these financial statements.

                  SPORT SUPPLY GROUP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                 - For The Nine Months Ended -
                                                   December 26,   December 27,
                                                       2003           2002
                                                   -----------    -----------
 CASH FLOWS FROM OPERATING ACTIVITIES :
   Loss from continuing operations                $ (2,642,435)  $(10,153,696)
   Adjustments to reconcile loss from continuing
     operations to net cash provided by (used in)
     operating activities:
       Depreciation and amortization                 1,520,869      1,654,219
       Provision for accounts receivable               340,560        275,331
       Cumulative effect of accounting change                -      7,442,432
       Changes in assets and liabilities:
          Decrease in accounts receivable            6,501,267      5,678,346
          Increase in inventories                   (3,510,100)    (2,426,041)
          Decrease in deferred catalog expenses
            and other current assets                   529,886        171,814
          Increase (decrease) in accounts payable   (4,200,133)     1,381,277
          Decrease in deferred tax assets            2,203,545              -
          Increase in accrued liabilities              287,902         85,558
          Increase in other assets                     (33,312)       (19,959)
                                                   -----------    -----------
       Operating cash flow provided
         by continuing operations                      998,049      4,089,281
       Operating cash flow provided
         by discontinued operations                    469,113        584,400
                                                   -----------    -----------
    Net cash provided by operating activites         1,467,162      4,673,681
                                                   -----------    -----------

 CASH FLOWS FROM INVESTING ACTIVITIES :
    Acquisitions of property, plant & equipment       (276,789)      (350,306)
    Proceeds from sale of ATEC                      10,517,000              -
                                                   -----------    -----------
    Net cash (used in) provided
      by investing activities                       10,240,211       (350,306)
                                                   -----------    -----------
 CASH FLOWS FROM FINANCING ACTIVITIES :
    Proceeds from issuance of notes payable         81,159,917     81,557,108
    Payments of notes payable and capital
      lease obligations                            (92,366,460)   (85,167,346)
                                                   -----------    -----------
    Net cash used in financing activities          (11,206,543)    (3,610,238)
                                                   -----------    -----------

 NET CHANGE IN CASH AND EQUIVALENTS                    500,830        713,137

 Cash and equivalents, beginning of period           2,142,302        586,911
                                                   -----------    -----------
 Cash and equivalents, end of period              $  2,643,132   $  1,300,048
                                                   ===========    ===========

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION :

 Cash paid during the period for interest         $    368,122   $    492,966
                                                   ===========    ===========
 Cash paid during the period for income taxes     $     73,881   $     84,628
                                                   ===========    ===========

 The accompanying notes are an integral part of these financial statements.

                    SPORT SUPPLY GROUP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 26, 2003
                                  (Unaudited)

 Basis of Presentation
 ---------------------
      These consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present a fair statement of Sport Supply Group, Inc.'s ("SSG") consolidated financial position as of December 26, 2003 and the results of its operations for the three and nine month periods ended December 26, 2003 and December 27, 2002.

      The consolidated financial statements include the accounts of SSG and its wholly-owned subsidiary, Sport Supply Group Asia Limited, a Hong Kong corporation. All significant intercompany accounts and transactions have been eliminated in consolidation. Effective March 2001, Sport Supply Group, Inc. became a majority-owned subsidiary of Emerson Radio Corp.

      From July 2003 through October 2003 our team dealers located in Little Rock, Arkansas, Enid, Oklahoma and Wichita, Kansas were discontinued. In November 2003, we sold all of the issued and outstanding capital stock of our wholly-owned subsidiary, Athletic Training Equipment Company, Inc. ("ATEC"). Collectively, we refer to these as "Discontinued Operations" and, accordingly, the accompanying financial statements reflect these as discontinued operations. (See Note 9 - Discontinued Operations.)

      The consolidated financial statements also include estimates and assumptions made by management that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses and the provisions for and the disclosure of contingent assets and liabilities. Actual results could materially differ from those estimates. Certain financial information for previous fiscal years has been reclassified to conform to the fiscal 2004 presentation.


 Note 1 - Inventories
 --------------------
      Inventories are stated at the lower of cost or market value. Cost is determined using the standard cost method for items manufactured by us and weighted-average cost for items purchased for resale. As of December 26, 2003 and March 28, 2003, inventories consisted of the following:

                                               December 26,       March 28,
                                                   2003             2003
                                                -----------      -----------
  Raw materials                                $  1,134,904     $  2,095,242
  Work-in-progress                                   37,041          318,165
  Finished and purchased goods                   17,349,166       18,223,657
                                                -----------      -----------
                                                 18,521,111       20,637,064
  Less inventory allowance for
    obsolete or slow moving items                  (850,441)      (1,072,750)
                                                -----------      -----------
  Inventories, net                             $ 17,670,670     $ 19,564,314
                                                ===========      ===========


 Note 2 - Notes Payable and Capital Lease Obligations
 ----------------------------------------------------
      As of December 26, 2003 and March 28, 2003, notes payable and capital lease obligations consisted of the following:

                                                December 26,      March 28,
                                                   2003             2003
                                                -----------      -----------

 Note payable under revolving line of credit,
   Interest based on prime (4.00% at December
   26, 2003 and 4.25% at March 28, 2003) and
   LIBOR, as adjusted (3.76% at March 28,
   2003), due October 31, 2007, collateralized
   by substantially all assets.                $  6,876,441     $ 17,521,601

 Capital lease obligation, interest at
   9.0%, payable in annual Installments
   of principal and interest totaling
   $55,000 through August 2005.                      73,579          117,963

 Other                                                9,180           43,271
                                                -----------      -----------
      Total                                       6,959,200       17,682,835
 Less - current portion                             (57,558)         (71,082)
                                                -----------      -----------
      Long-term notes payable and capital
        lease obligations, net                 $  6,901,642     $ 17,611,753
                                                ===========      ===========

      We have an amended Loan and Security Agreement with Congress Financial Corporation to finance our working capital requirements through October 31, 2007. This agreement provides for revolving loans and letters of credit which, in the aggregate, cannot exceed the lesser of $20 million or a "Borrowing Base" amount based on specified percentages of eligible accounts receivable and inventories. As of December 26, 2003, we had total available borrowings under our senior credit facility of approximately $15.5 million, of which approximately $6.9 million were outstanding. Amounts outstanding under the senior credit facility are secured by substantially all the assets of Sport Supply Group, Inc. Pursuant to the Loan and Security Agreement, we are restricted from, among other things, paying cash dividends and entering into certain transactions without the lender's prior consent and we are required to maintain certain net worth levels.

 Our Loan and Security Agreement allows our lender to accelerate payment upon the occurrence of an event that has a material adverse effect upon the business, operations, properties, assets, goodwill, or condition (financial or otherwise) of SSG on a consolidated basis. Additionally the Loan and Security Agreement requires us to maintain a depository account in favor of our lender. Our lender has agreed to modify the Loan and Security Agreement to make the material adverse change clause provision an event of default only if availability levels, net of borrowings, fall below certain levels.


 Note 3 - Capital Structure
 --------------------------
      As of December 26, 2003, our issued and outstanding capital stock consisted solely of common stock. We have options outstanding under the stock option plan for 238,942 shares of our common stock with exercise prices ranging from $0.95 to $9.44 per share. If the options were exercised, all holders would have rights as common stockholders.


 Note 4 - Income (Loss) Per Common Share
 ---------------------------------------
      Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share reflects the potential dilution that could occur if securities convertible or exercisable into shares of common stock were converted or exercised into common stock.

      The following table sets forth the computation of basic and diluted income (loss) per share:

                         For the Three Months Ended  For the Nine Months Ended
                              Dec. 26,     Dec. 27,     Dec. 26,     Dec. 27,
                                2003         2002         2003         2002
                             ---------     ---------   ---------    ---------
 Numerator:
 ----------
 Net income (loss)            $581,263   ($2,358,809)   $406,048  ($9,569,296)
                              ========   ============  =========  ============
 Denominator:
 ------------
 Weighted average
 common shares - basic       8,917,244     8,917,244   8,917,244    8,917,244
                             =========     =========   =========    =========
 Effect of dilutive
 securities:
 Employee stock options          6,857             0       7,964            0
                             ---------     ---------   ---------    ---------
 Weighted average
 common shares - diluted     8,924,101     8,917,244   8,925,208    8,917,244
                             =========     =========   =========    =========
 Per Share Calculations:
 -----------------------
 Net income (loss) - basic       $0.07        ($0.26)      $0.05       ($1.07)
                                  ====         =====        ====        =====
 Net income (loss) - diluted     $0.07        ($0.26)      $0.05       ($1.07)
                                  ====         =====        ====        =====

 Securites excluded from
 weighted average common
 shares diluted because their
 effect would be antidilutive  203,942      376,179      203,942     376,179


 Note 5 - Income Taxes
 ---------------------
      We have a net operating loss carryforward included in net deferred tax assets that can be used to offset future taxable income and can be carried forward for 15 to 20 years. As of December 26, 2003, we have net deferred tax assets of approximately $3.3 million. We believe the net deferred tax assets will be realized through tax planning strategies available in future periods and future profitable operating results. Although realization is not assured, we believe it is more likely than not that all of the net deferred tax assets will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced or eliminated in the near term if certain tax planning strategies are not successfully executed or estimates of future taxable income during the carryforward period are reduced. If we determine that we would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

      For the three and nine month periods ended December 26, 2003, we provided $2.2 million of income tax expense related to our gain on the sale of ATEC, which reduced our net deferred tax assets. Tax benefits earned from continued operations losses and discontinued operations losses for the nine months ended December 26, 2003 have been fully reserved in our tax valuation allowance and, accordingly, a tax benefit was not recorded in our consolidated Statement of Operations. (See Note 9-Discontinued Operations.)

      In addition to the foregoing, as of December 26, 2003, we have a $6.8 million valuation allowance relating to deferred tax assets. We record a valuation allowance to reduce the amount of our Deferred Taxes to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance, in the event that we determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made.


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


                                 For the     For the     For the     For the
                                  Three       Three        Nine        Nine
                                  Months      Months      Months      Months
                                  Ended       Ended       Ended       Ended
                                 December    December    December    December
                                 26, 2003    27, 2002    26, 2003    27, 2002
                                 --------   ----------   --------   ----------
 Net income (loss), as reported  $581,263  ($2,358,809)  $406,048  ($9,569,296)

 Deduct: Total stock-based
 employee compensation expense
 determined under the fair
 value method for all awards,
 net of related tax effects        (2,938)      (2,143)    (3,294)      (2,143)
                                 --------   ----------   --------   ----------
 Pro forma income (loss)         $578,325  ($2,360,952)  $402,754   ($9,571439)
                                 ========   ==========   ========   ==========
 Income (loss) per share -
 basic and diluted:
 As reported                        $0.07       ($0.26)     $0.05       ($1.07)
                                 ========   ==========   ========   ==========
 Pro forma                          $0.07       ($0.26)     $0.05       ($1.07)
                                 ========   ==========   ========   ==========


 Note 7 - New Accounting Pronouncements
 --------------------------------------
       In January 2003, the FASB issued FASB Interpretation (FIN) 46, "Consolidation of Variable Interest Entities." FIN 46 requires a company to consolidate a variable interest entity if it is designated as the primary beneficiary of that entity even if the company does not have a majority of voting interests. A variable interest entity is generally defined as an entity where its equity is unable to finance its own activities or where the owners of the entity lack the risk and reward of ownership. In October 2003, the FASB agreed to defer the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. This deferral is to allow time for certain implementation issues to be addressed through the issuance of a potential modification to the interpretation. The deferral revised the effective date for consolidation of these entities until the end of the first interim or annual period ending after December 15, 2003. We adopted this statement as of December 26, 2003 and it did not have any material impact on our financial statements.

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

 Note 8 - Goodwill and Other Intangible Assets
 ---------------------------------------------
      In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires that goodwill not be amortized but instead be tested for impairment at least annually by reporting unit. We adopted SFAS 142 effective March 30, 2002 and ceased recording goodwill amortization on March 30, 2002. As a result, we recorded a non-cash "cumulative effect of change in accounting principle" of approximately $7.4 million ($0.83 per basic and diluted share) for the three months ended June 28, 2002.

      As of December 26, 2003, estimated amortization expense of other intangible assets for each of the next five years is as follows (in thousands):

                        2004             $   267
                        2005                 143
                        2006                 115
                        2007                 110
                        2008                 104
                        Thereafter         2,407
                                          ------
                                         $ 3,146
                                          ======


 Note 9 - Discontinued Operations
 --------------------------------
      In July 2003, we discontinued operations at our team dealer located in Little Rock, Arkansas. In October 2003, we sold substantially all of the assets at that location (other than cash and accounts receivable). In October 2003, we discontinued operations at our team dealer located in Enid, Oklahoma, and in November 2003, we sold substantially all the assets (other than cash and accounts receivable) of our team dealer located in Wichita, Kansas. These closures and sales of assets, and related discontinued operations resulted in a loss of approximately $1.2 million for the nine months ended December 26, 2003 and are included in Discontinued Operations, net of tax in the accompanying consolidated statement of operations. (See
 Part 1. Financial Statements, Consolidated Balance Sheets and Notes to Consolidated Financial Statements Basis of Presentation.)

      On November 18, 2003, we sold all of the issued and outstanding capital stock of ATEC for $10.5 million. This sale resulted in a gain of $3.8 million (net of tax of $2.2 million). The proceeds received from the sale were used to pay down outstanding debt.

      The following table represents the results of these discontinued operations, net of related income taxes and income tax benefits. (See Part
 1. Financial Statements, Notes to Consolidated Financial Statements Note 5 - Income Taxes.)


                             For the      For the      For the      For the
                              Three        Three         Nine         Nine
                              Months       Months       Months       Months
                              ended        ended        ended        ended
                              Dec 26,      Dec 27,      Dec 26,      Dec 27,
                               2003         2002         2003         2002
                            ----------   ----------   ----------   ----------
 Net revenues - ATEC        $2,796,594   $2,005,454   $6,184,029   $7,467,569
 Net revenues - Team
   Dealers                    $368,429   $1,386,594   $3,042,747   $5,199,831

 Income from
   operations - ATEC          $181,378     $383,621     $477,600     $891,908
 Loss from operations
   - Team Dealers             (147,869)    (291,928)    (352,500)    (307,508)
 Loss on sale of Team
   Dealers                    (632,165)          --     (828,600)          --
 Gain on sale of ATEC,
   net of tax                3,751,983           --    3,751,983           --
                            ----------   ----------   ----------   ----------
 Total discontinued
 operations, net            $3,153,327      $91,693   $3,048,483     $584,400
                            ==========   ==========   ==========   ==========


 Note 10 - Contingencies
 -----------------------
      During the past several years, we used the services of Strategic Technologies, Inc. ("STI") to process our outbound truck freight bills. STI audited freight bills submitted by our carriers and provided us a detailed listing of invoices that were scheduled for payment at which time we transferred funds to STI. STI was required to issue checks to the carriers within 48 hours of receipt of our funds. STI filed for reorganization under Chapter 11 of the U. S. Bankruptcy Code on July 19, 2002 in the United States Bankruptcy Court in the District of New Jersey, Case No. 02-37935 (NLW). The case was converted to Chapter 7 of the U. S. Bankruptcy Code on July 31, 2002. In certain circumstances, we have had to pay our freight carriers for invoices that we previously paid to STI and we are attempting to recover such monies from STI. We have filed a proof of claim of approximately $593,000 for unpaid shipping charges and service fees paid to STI. No assurance can be made that we will be able to recover such money.

      During the past  several years, we  used the  services of  Consolidated
 Freightways Corporation to ship products to our customers. Consolidated Freightways Corporation filed for reorganization under Chapter 11 of the U.
 S. Bankruptcy Code on December 2, 2002 in the United States Bankruptcy Court in the District of California, Case No. RS 02-24284-MG. On August 25, 2003, the Bankrutpcy Trustee for Consolidated Freightways Corporation of Delaware filed a lawsuit in the United States Bankruptcy Court, Central District of California, to collect fees for the transportation of goods that are alleged to be owed to the bankruptcy estate. The Trustee's initial claim is $866,684, which includes approximately $265,000 in collection fees and late payment charges. SSG disputes the amount claimed by the Trustee and claims an offset of approximately $308,000 for goods lost or damaged by Consolidated Freightways in transit.

      It is not possible at this time to determine the ultimate liabilities or recoveries that we may incur resulting from these lawsuits, claims, and proceedings. If these matters were to be ultimately resolved unfavorably at amounts exceeding our reserves, an outcome not currently anticipated, it is possible that such outcome could have a material adverse effect on our consolidated financial position or results of operations.

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


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
           ---------------------------------------------------------------

 Results of Operations
 ---------------------
 Net Revenues. Net revenues decreased approximately $401,000 (2.6%) and increased $993,000 (1.7%) for the three and nine months periods ended December 26, 2003, respectively, as compared to same periods last year. We expect continued revenue challenges in fiscal year 2004 due to increased competition, a decreased sales force, continued restrictions in state, federal and school budgets and declining participation and funding of youth sports organizations. We are continuing to implement sales and marketing programs to stabilize our revenues in a very competitive marketplace.

 Orders placed over the Internet for the quarter increased to $1.5 million as compared to $1.1 million for the same three month period last year, and increased to $4.4 million for the nine month period as compared to $3.3 million for the same period last year.

 Gross Profit. Gross profit decreased by approximately $164,000 (4.2%) and $675,000 (4.1%) for the three and nine month periods ended December 26, 2003, respectively, as compared to same periods last year. As a percentage of net revenues, gross profit decreased 0.4% to 25.5 % from 25.9% for the three month period and decreased 1.6% to 26.8% from 28.4% for the nine month period ended December 26, 2003 as compared to the same periods last year. The decrease in gross profit for the three and nine month periods is primarily the result of more aggressive pricing, increased freight and increased importing costs.

 Selling, General and Administrative Expenses. Selling, general and administrative expenses increased approximately $70,000 (1.1%) and decreased approximately $723,000 (3.8%) for the three and nine month periods ended December 26, 2003, respectively, as compared to the same periods last year. As a percentage of net revenues, selling, general and administrative expenses increased to 42.1% from 40.6% for the three month period and decreased to 30.5% from 32.3% for the nine month period ended December 26, 2003 as compared to the same period last year.

 The increase for the three month period was primarily a result of an increase of approximately $216,000 in legal fees and an increase in sales and marketing expenses of approximately $152,000. These increases were partially offset by a decrease in payroll related expense of approximately $250,000 attributable to reduced headcount. The decrease for the nine month period was primarily a result of a decrease in payroll related expense of approximately $308,000 attributable to reduced headcount and a decrease of approximately $379,000 in sales and marketing expenses.

 We expect selling, general and administrative expense decreases this fiscal year as compared to the prior year due to our previously implemented cost reduction programs. Additionally, we have elected not to renew our Huffy and AMF license agreements and expect a royalty expense reduction in future fiscal years of approximately $185,000, annually, without an offsetting reduction to revenues.

 Interest Expense. Interest expense decreased approximately $18,000 (13.4%) and $32,000 (7.3%) for the three and nine month periods ended December 26, 2003, respectively, as compared to the same periods last year. The cash received from the sale of our ATEC subsidiary in November 2003 resulted in a reduction in our debt and is expected to reduce our future interest expense.

 Income Tax Expense. We recorded no income tax expense for the three and nine month periods ended December 26, 2003, respectively, as compared to an expense of approximately $111,000 and no income tax expense for the three and nine month periods last year, respectively. Discontinued operations are reported net of income tax benefits and provisions. See Item 1. Financial Statements Note 5 - Income Taxes for a detailed explanation of our net operating losses and deferred tax assets.

 Loss from Continuing Operations. Because of the aforementioned, loss from continuing operations for the three and nine month periods ended December 26, 2003 increased by approximately $122,000 and decreased by approximately $69,000, respectively, as compared to the same periods last year.

 Discontinued Operations. Discontinued operations reflect net operating losses related to our discontinued and sold team dealer operations and the net income from and net gain on sale of our ATEC subsidiary for the three and nine months period ended December 26, 2003 and December 27, 2002. See
 Item 1. Note 9 - Discontinued Operations for a detailed explanation of our discontinued operations.

 Cumulative Effect of Accounting Change. On March 30, 2002, we adopted Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires that goodwill not be amortized but instead be tested for impairment at least annually by reporting unit. Goodwill is required to be tested for impairment in a transitional test upon adoption and then at least annually by reporting unit. As a result of our impairment testing, we recorded a non-cash "cumulative effect of accounting change" impairment write-down of approximately $7.4 million for the nine month period ended December 27, 2002.

 Net Income (Loss). Net income increased to approximately $581,000 and $406,000 for the three and nine month periods ended December 26, 2003, respectively, as compared to a net loss of approximately $2.4 million and a net loss of approximately $9.6 million for the three and nine month periods ended December 27, 2002, respectively. Earnings per share increased to $0.07 and $0.05 for the three and nine month periods ended December 26, 2003, respectively, from a loss per share of ($0.27) and ($1.07) for the three and nine month periods ended December 27, 2002, respectively. The improvements for the three and nine month periods are due largely to the gain on the sale of ATEC that occurred in November 2003. In addition, the improvement for the nine month period reflects the $7.4 million cumulative effect of accounting change recorded last fiscal year.

 Liquidity and Capital Resources
 -------------------------------
      Our working capital decreased approximately $5.9 million during the nine month period ended December 26, 2003, from $27.7 million at March 28, 2003 to $21.8 million at December 26, 2003 primarily as a result of decreases in trade receivables of approximately $11.4 million and decreases in inventories of $1.9 million partially offset by a decrease in trade accounts payable of approximately $5.8 million. These working capital changes are primarily due to the discontinued operations outlined above and the seasonality of accounts receivable and inventories.

      The following schedule sets forth the significant components of working capital associated with both discontinued and continuing operations:


                                                   December 26,     March 28,
                                                       2003           2003
                                                    ----------     ----------
 Accounts receivable:
 Continuing operations accounts receivable         $ 8,702,344    $15,285,774
 Discontinued operations accounts receivable                --      4,971,259
 Allowance for doubtful accounts                      (400,272)      (500,086)
                                                    ----------     ----------
 Accounts receivable, net                          $ 8,302,072    $19,756,947
                                                    ==========     ==========
 Inventory:
 Continuing operations inventory                   $18,521,111    $15,163,862
 Discontinued operations accounts inventory                 --      5,473,202
 Inventory reserve                                    (850,441)    (1,072,750)
                                                    ----------     ----------
 Inventories, net                                  $17,670,670    $19,564,314
                                                    ==========     ==========
 Net assets of discontinued operations:
 Accounts receivable (net)                         $   410,433
 Inventory (net)                                       460,623
 Other assets                                            2,950
 Current liabilities                                  (351,716)
                                                    ----------
 Net assets of discontinued operations             $   522,290
                                                    ==========
 Accounts payable:
 Continuing operations accounts payable            $ 6,054,636    $10,108,954
 Discontinued operations accounts payable                   --      1,714,333
                                                    ----------     ----------
 Accounts payable                                  $ 6,054,636    $11,823,287
                                                    ==========     ==========

      We believe our credit facility and cash flows from operations will satisfy our working capital requirements necessary to support our operations. However, future losses would negatively impact our results of operations and impact our ability to support our working capital needs. We do not currently have any significant commitments for capital expenditures.

 The following table sets forth our contractual obligations at December 26, 2003 for the periods shown:

                               Due in     Due in
                Due within     Two to     Four to
                 one year   three years  Five years  Thereafter      Total
                 ------------------------------------------------------------

 Notes payable  $    9,180   $       --  $ 6,876,441   $ --       $ 6,885,621
 Capital lease
  obligations       48,378       25,201           --     --            73,579
 Leases (1)      1,582,596      619,950           --     --         2,202,546
                 ------------------------------------------------------------
 Total          $1,640,154   $  645,151  $ 6,876,441   $ --       $ 9,161,746
                 ============================================================

 (1) Our facility leases end in December 2004. Our computer equipment lease ends in April 2006. We anticipate having replacement leases on or before the expiration of the current leases.


 Contingencies
 -------------
 See Item 1. Financial Statements Note 11- Contingencies


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

 Unanticipated Disruptions or Slowdowns in Operations
 ----------------------------------------------------
      Our ability to provide high quality customer service, process and fulfill orders and manage inventory depends on: (i.) the efficient and uninterrupted operation of our call center, distribution center, manufacturing facilities and management information systems and (ii.) the timely performance of vendors, catalog printers and shipping companies. Any material disruption or slowdown in the operation of our call center, distribution center, manufacturing facilities or management information systems, or comparable disruptions or slowdowns suffered by our principal service and product suppliers, could cause delays in our ability to receive, process and fulfill customer orders and may cause orders to be canceled, lost or delivered late, goods to be returned or receipt of goods to be refused.

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

      In addition to the foregoing, the International Longshore and Warehouse Union ("ILWU"), which is the union of dock workers that move the cargo (such as import containers) along the West Coast, reached a contract agreement on November 23, 2002 with the Pacific Maritime Association ("PMA"), a group of global ship owners and terminal operators. A strike by the ILWU, or lockout by the PMA, as experienced in December 2002, would significantly slow the receipt of our import products and could cause delays in our ability to process and fulfill customer orders. Any strike or lockout could also cause an increase in backlog and freight charges such as port congestion surcharges, extended peak season surcharges, charges as a result of force majeure clauses, etc.

 High Fixed Costs
 ----------------
      Operations and maintenance of our call center, distribution center, manufacturing facilities and management information systems involve substantial fixed costs. Paper, packaging, shipping and postage are significant components of our costs. Catalog marketing entails substantial paper, postage and costs associated with catalog development. Each of these is subject to price fluctuations.

 Competitive Factors
 -------------------
      The institutional market for sporting goods and leisure products is highly competitive and there are no significant barriers to enter this market. The size of this market has encouraged the entry of new competitors as well as increased competition from established companies. Competitors include large retail operations that also sell to the institutional market, other catalog and direct marketing companies, team dealers and Internet sellers. Increased competition could result in pricing pressures, erosion in gross profit margins, increased marketing expenditures and loss of market share and could have a material adverse effect on our results of operations.

 Continuation of Existing License Agreement
 ------------------------------------------
      In February 1992, we acquired two separate licenses to use several trade names, styles and trademarks (including, but not limited to, MacGregor[R]). On December 21, 2000, the license relating to the use of the MacGregor[R] trademark was amended and restated in its entirety. The license agreement permits us to manufacture, promote, sell and distribute to designated customers throughout the world, specified sports related equipment and products relating to baseball, softball, basketball, soccer, football, volleyball and general exercise. The license agreement requires us to pay royalties based upon sales of MacGregor[R] branded products, with the minimum annual royalty set at $100,000. Futhermore, the license agreement is exclusive with respect to certain customers and non-exclusive with respect to others. The license agreement has an original term of 40 years, but will automatically renew for successive 40 year periods unless terminated in accordance with the terms of the license. We have converted a substantial portion of our products to the MacGregor[R] brand, which is believed to be a widely recognized trade name in the sporting goods industry. Termination of this license agreement could have a material adverse effect on our results of operations.

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

 (b) Changes in internal controls over financial reporting. There have been no changes in our internal control over financial reporting that occurred during our third fiscal quarter to which this Quarterly Report on Form 10-Q relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                         PART II.  OTHER INFORMATION

 Item 1.   Legal Proceedings
           -----------------

      During the past several years, we used the services of Strategic Technologies, Inc. ("STI") to process our outbound truck freight bills. STI audited freight bills submitted by our carriers and provided us a detailed listing of invoices that were scheduled for payment at which time we transferred funds to STI. STI was required to issue checks to the carriers within 48 hours of receipt of our funds. STI filed for reorganization under Chapter 11 of the U. S. Bankruptcy Code on July 19, 2002 in the United States Bankruptcy Court in the District of New Jersey, Case No. 02-37935
 (NLW). The case was converted to Chapter 7 of the U. S. Bankruptcy Code on July 31, 2002. In certain circumstances, we have had to pay our freight carriers for invoices that we previously paid to STI and we are attempting to recover such monies from STI. We have filed a proof of claim of approximately $593,000 for unpaid shipping charges and service fees paid to STI. No assurance can be made that we will be able to recover such money.

      During the past  several years, we  used the  services of  Consolidated
 Freightways Corporation to ship products to our customers. Consolidated Freightways Corporation filed for reorganization under Chapter 11 of the U.
 S. Bankruptcy Code on December 2, 2002 in the United States Bankruptcy Court in the District of California, Case No. RS 02-24284-MG. On August 25, 2003, the Bankrutpcy Trustee for Consolidated Freightways Corporation of Delaware filed a lawsuit in the United States Bankruptcy Court, Central District of California, to collect fees for the transportation of goods that are alleged to be owed to the bankruptcy estate. The Trustee's initial claim is $866,684, which includes approximately $265,000 in collection fees and late payment charges. SSG disputes the amount claimed by the Trustee and claims an offset of approximately $308,000 for goods lost or damaged by Consolidated Freightways in transit.

      It is not possible at this time to determine the ultimate liabilities or recoveries that we may incur resulting from these lawsuits, claims, and proceedings. If these matters were to be ultimately resolved unfavorably at amounts exceeding our reserves, an outcome not currently anticipated, it is possible that such outcome could have a material adverse effect on our consolidated financial position or results of operations.

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

           None.


 Item 5.   Other Information
           -----------------

           None.


 Item 6.   Exhibits and Reports on Form 8-K
           --------------------------------

           (a)       Exhibits:

     Exhibit
       Nbr.                      Description of Exhibit
     -------                     ----------------------
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

 Exhibit 4.1 Specimen of Common Stock Certificate (incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 33-39218))

 Exhibit 10.1 (*)   Fourth Amendment to Loan and Security Agreement
                    dated December 29, 2003 by and between the Company and Congress Financial Corporation.

 Exhibit 31.1 (*)   Certification of the Company's Chief Executive
                    Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-
                    Oxley Act of 2002.

 Exhibit 31.2 (*)   Certification of the Company's Chief Financial
                    Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-
                    Oxley Act of 2002.

 Exhibit 32 (*)     Certification of the Company's Chief Executive
                    Officer and Chief Financial Officer pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002.

 -----------------------------
 ( * )   =      Filed Herewith


      (b)  Reports on Form 8-K

      Current Report on Form 8-K dated and filed December 3, 2003, furnishing the pro forma financial statements adjusted to give effect to (i.) the sale of ATEC Stock, which occurred on November 18, 2003 and (ii.) the disposal of our Team Dealer locations in Enid, Oklahoma and Wichita, Kansas, which occurred on October 31, 2003 and November 7, 2003, respectively.

      Current Report on Form 8-K dated and filed November 21, 2003, furnishing the press release announcing the sale of our wholly-owned subsidiary Athletic Training Equipment Company, Inc.

      Current Report on Form 8-K dated and filed November 12, 2003, furnishing the press release announcing our financial results for the quarter ended September 26, 2003.

                            SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 Dated: February 9, 2004

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